Form 10QSB
period 1999-06-30
CONCEPT CAPITAL CORP
filed 1999-08-13
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d)  OF  THE  SECURITIES
          EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


Commission file number 0-25901

                        CONCEPT CAPITAL CORPORATION
        (Exact name of small business issuer as specified in charter)


              UTAH                                           87-0422564
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

175 South Main Street, Suite 1210, Salt Lake City, Utah      84111
(Address  of  principal executive  offices)                 (Zip Code)

                              (801) 364-2538
                       (Issuer's telephone number)

                              Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check  whether  the  issuer (1) filed all reports  required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
Yes     No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes            No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

     As of August 10, 1999, the issuer had outstanding 4,375,000 shares of common stock, par value $0.001

Transitional Small Business Disclosure Format
(Check one):
Yes       No   X

                    FORWARD LOOKING STATEMENTS

 This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company's acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following its acquisition or participation by the Company. The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

 Part I--Financial Information

Item 1. Financial Statements

 Concept Capital Corporation (the "Issuer"), files herewith balance sheets of the Issuer as of June 30, 1999 and December 31, 1998, the related statements of operations and statements of comprehensive income (loss) for the three and six month periods ended June 30, 1999 and 1998, and for the period from May 21,1985 (inception) through June 30, 1999, and the related statements of cash flows for the six month periods ended June 30, 1999 and 1998, and for the period from May 21, 1985
(inception) through June 30, 1999. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial
condition  of  the Issuer for the interim periods  presented.   The
financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in Amendment No. 1 to the Registration Statement on Form 10-SB for the year ended December 31, 1998.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]




                                   CONTENTS

                                                                            PAGE


        -  Unaudited Balance Sheets, June 30, 1999 and
           December 31, 1998                                                  4


        -  Unaudited Statements of Operations,
             for the three and six months ended June 30,
             1999, and from inception on May 21, 1985
             through June 30, 1999                                            5

        -  Unaudited Statements of Comprehensive Income,
             (Loss), for the three and six months ended
             June 30, 1999, and from inception on May 21,
             1985 through June 30, 1999                                       6


        -  Unaudited Statements of Cash Flows
             for the six months ended June 30, 1999 and
             1998 and from inception on May 21, 1985
             through June 30, 1999                                            7


        -  Notes to Unaudited Financial Statements                       8 - 10

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                   ASSETS


                                                          June 30,  December 31,
                                                            1999        1998
                                                          _________ ____________
CURRENT ASSETS:
  Cash in bank                                            $ 250,537 $     29,853
  Available-for-sale securities,
    at fair value                                                 -      144,300
  Prepaid rent                                                1,083            -
                                                          _________ ____________

        Total Current Assets                              $ 251,620 $    174,153
                                                          _________ ____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $     130 $        600
  Income taxes payable                                            -        1,623
  Deferred income taxes                                           -        4,359
                                                          _________ ____________

        Total Current Liabilities                               130        6,582
                                                          _________ ____________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,375,000 and 1,750,000 shares
   issued and outstanding, respectively                       4,375        1,750
  Capital in excess of par value                            244,380      142,005
  Earning (Deficit) accumulated during
    the development stage                                     2,735        6,374
  Unrealized gain on available-for-sale
    securities, net of tax effect                                 -       17,442
                                                          _________ ____________
        Total Stockholders' Equity                          251,490      167,571
                                                          _________ ____________
                                                          $ 251,620 $    174,153
                                                          _________ ____________

Note:   The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED STATEMENTS OF OPERATIONS



                            For the Three       For the Six      From Inception
                             Months Ended        Months Ended        on May 21,
                               June 30,            June 30,        1985 Through
                           ___________________ ___________________    June 30,
                             1999      1998      1999      1998         1999
                           _________ _________ _________ _________ _____________
REVENUE:
 Interest, dividends,
   and capital gain
   distributions           $   2,780 $   3,413 $   5,597 $   9,105 $     126,597
 Gain from sale of
   available-for-sale
   securities                      -         -    10,138         -        19,334
                           _________ _________ _________ _________ _____________
     Total Revenues            2,780     3,413    15,735     9,105       145,931
                           _________ _________ _________ _________ _____________

EXPENSES:
 General and
   administrative              5,349     2,679    19,374     2,724        74,624
 Loss on sale or
   abandonment of
   available-for-sale
   securities                      -         -         -         -        61,763
 Amortization                      -         -         -         -           500
                           _________ _________ _________ _________ _____________
     Total Expenses            5,349     2,679    19,374     2,724       136,887
                           _________ _________ _________ _________ _____________

INCOME (LOSS)
  BEFORE INCOME
  TAXES                      (2,569)       734   (3,639)     6,381         9,044

CURRENT TAX
  EXPENSE                          -         -         -         -         6,309

DEFERRED TAX
  EXPENSE                          -         -         -         -             -
                           _________ _________ _________ _________ _____________

NET INCOME (LOSS)          $ (2,569) $     734 $ (3,639) $   6,381 $       2,735
                           _________ _________ _________ _________ _____________

INCOME (LOSS) PER
  COMMON SHARE             $   (.00) $     .00 $   (.00) $     .00 $         .00
                           _________ _________ _________ _________ _____________


    The accompanying notes are an integral part of these unaudited financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

              UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                             For the Three       For the Six     From Inception
                             Months Ended        Months Ended        on May 21,
                               June 30,            June 30,        1985 Through
                           ___________________ ___________________    June 30,
                             1999      1998      1999      1998         1999
                           _________ _________ _________ _________ _____________
NET INCOME (LOSS)          $ (2,569) $     734 $ (3,639) $   6,381 $       2,735

OTHER
  COMPREHENSIVE
  INCOME:

 Reclassification
   adjustment for realized
   gains on available-for-
   sale securities which
   were recognized in
   prior periods as
   unrealized holding
   gains on securities
   available for sale              -         -  (10,138)         -             -
                           _________ _________ _________ _________ _____________
COMPREHENSIVE
  INCOME (LOSS)            $ (2,569) $     734 $(13,777) $   6,381 $       2,735
                           _________ _________ _________ _________ _____________

    The accompanying notes are an integral part of these unaudited financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                 For the Six      From Inception
                                                 Months Ended       on May 21,
                                                   June 30,        1985 Through
                                             ___________________      June 30,
                                               1999      1998           1999
                                             _________ _________ _______________
Cash Flows From Operating Activities:
  Net income (loss)                          $ (3,639) $   6,381 $         2,735
  Adjustments to reconcile net income
    (loss)  to net cash used by operating
    activities:
     Amortization expense                            -   (3,433)             500
     Net realized (gain) loss on disposition
     of securities                            (10,138)     (600)          42,429
     Changes in assets and liabilities:
      (Decrease) increase in accounts payable    (470)     (100)             130
      (Decrease) in income tax payable         (1,623)         -              -
      (Increase) in prepaid rent               (1,083)         -         (1,083)
                                             _________ _________ _______________
        Net Cash Provided (Used) by
        Operating Activities                  (16,953)     2,248          44,711
                                             _________ _________ _______________
Cash Flows From Investing Activities:
  Payment of organization costs                      -         -           (500)
  Proceeds from sale of securities             132,637         -         259,032
  Purchase of securities                             -   (5,672)       (301,461)
                                             _________ _________ _______________
        Net Cash (Used) by Investing
        Activities                             132,637   (5,672)        (42,929)
                                             _________ _________ _______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          105,000         -         262,000
  Payments for stock offering costs                  -         -        (13,245)
                                             _________ _________ _______________
        Net Cash Provided by Financing
        Activities                                   -         -         248,755
                                             _________ _________ _______________
Net Increase (Decrease) in Cash                220,684   (3,424)         250,537

Cash at Beginning of Period                     29,853    36,932               -
                                             _________ _________ _______________
Cash at End of Period                        $ 250,537 $  33,508 $       250,537
                                             _________ _________ _______________
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                 $       - $       - $             -
    Income taxes                             $   1,623 $       - $         6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 1999:
     Unrealized gains on available-for-sale securities in the amount of $21,801 were realized due to the sale of the underlying securities.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Concept Capital Corporation (the Company) was organized under the laws of the State of Utah on May 21, 1985. The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - At June 30, 1999 the Company maintained its cash balances primarily at one bank. The Company's cash balances are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000.

  Investments - Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity. Realized gains and losses are based on the difference between sales price and actual cost of the securities and are included in earnings.

  Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Standards No. 128, "Earnings Per Share" [See Note 6].

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during 1999.

  Recently Enacted Accounting Standards - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 134, "Accounting for Mortgage-Backed Securities.." were recently issued.
  SFAS No. 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

  The Company had previously invested in mutual fund shares which were accounted for as investments available-for-sale. At December 31, 1998, these shares had unrealized gains of $21,801 (with an estimated tax effect of $4,359). During the three months ended March 31, 1999 the Company sold all of its holdings and realized a gain of $10,138 from the proceeds of $132,637.

NOTE 3 - COMMON STOCK

  During March, 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 ($.04 per share) to an individual and six other investors. The issuance of common stock resulted in a change of control of the Company [See Note 4].

  During  1985, the Company completed a public offering of 1,450,000  shares  of
  common  stock  for  gross proceeds of $145,000, or $.10 per  share.   Offering
  costs of $13,245 were offset against the proceeds of the offering.

  In connection with its organization, the Company issued 300,000 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000, or $.04 per share

NOTE 4 - CHANGE IN CONTROL

  During March, 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See Note 3] giving them a 60% controlling interest in the company. The former officers and directors resigned and the individual was elected as the new president and member of the board of directors.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, the Company has estimated available unused operating loss carryforwards of approximately $3,600, which may be applied against future taxable income and which expire in 2019. The amount of the net operating loss carryforward which can be utilized by the Company will be subject to annual limitations due to the substantial change in ownership which has occurred in the Company.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $1,200 as of June 30, 1999, with an offsetting valuation allowance at June 30, 1999 of the same amount. The change in the valuation allowance for 1999 is approximately $1,200.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 1999, and from inception on May 21, 1985 through June 30, 1999:

                             For the Three       For the Six     From Inception
                             Months Ended        Months Ended        on May 21,
                               June 30,            June 30,        1985 Through
                           ___________________ ___________________    June 30,
                             1999      1998      1999      1998         1999
                           _________ _________ _________ _________ _____________
  Income (loss) from
    continuing operations
    applicable to common
    stock (numerator)      $ (2,569) $    734  $ (3,639) $  6.381  $       2,735
                           _________ _________ _________ _________ _____________
  Weighted average
    number of common
    shares outstanding
    used in earnings per
    share during the
    period (denominator)   4,375,000 1,750,000 3,490,331 1,750,000     1,690,976
                           _________ _________ _________ _________ _____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the six months ended June 30, 1999.

  Rent  -  The  Company  shares  office  space  with  entities  related  to   an
  officer/shareholder of the Company. The Company paid approximately $541 for the six month period ended June 30, 1999 for its share of the office space.

NOTE 8 - RENT

  Beginning in April 1999, the Company entered into a rental agreement to share office space with entities related to an officer/shareholder of the Company. Monthly rental payment is $180.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

 During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 1999, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $250,500. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that any such acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

     Part II--Other Information

Item 1. Legal Proceedings

     The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2.   Changes in Securities.
     None

Item 3.   Defaults Upon Senior Securities
     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
     None.

Item 5.   Other Information
     None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
          No exhibits are being filed with this report.

          (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Concept Capital Corporation


Date: August 13, 1999                    By /s/ T. Kent Rainey
                                          T. Kent Rainey, President
                                          (Principal Executive, Accounting
                                           and Financial Officer)