Form 10QSB
period 1999-09-30
CONCEPT CAPITAL CORP
filed 1999-11-04
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1999

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

Check  whether  the  issuer (1) filed all reports  required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
 Yes X      No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes            No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
     As of October 12, 1999, the issuer had outstanding 4,375,000 shares of common stock, par value $0.001

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

     Part I--Financial Information

Item 1. Financial Statements

     Concept Capital Corporation (the "Issuer"), files herewith balance sheets of the Issuer as of September 30, 1999 and December 31, 1998, the related statements of operations and statements of comprehensive income (loss) for the three and nine month periods ended September 30, 1999 and 1998, and for the period from May 21, 1985 (inception) through September 30, 1999, and the related statements of cash flows for the nine month periods ended September 30, 1999 and 1998, and for the period from May 21, 1985 (inception) through September 30, 1999. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in Amendment No. 1 to the Registration Statement on Form 10-SB for the year ended December 31, 1998.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS
                                  [Unaudited]


                                    ASSETS


                                         September 30,  December 31,
                                              1999          1998
                                           __________    __________
CURRENT ASSETS:
  Cash in bank                              $ 252,335     $  29,853
  Available-for-sale securities,
    at fair value                                   -       144,300
  Prepaid rent                                    541             -
                                           __________    __________

        Total Current Assets                $ 252,876    $  174,153
                                           __________    __________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $       -    $      600
  Income taxes payable                              -         1,623
  Deferred income taxes                             -         4,359
                                           __________    __________

        Total Current Liabilities                   -         6,582
                                           __________    __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,375,000 and 1,750,000 shares
   issued and outstanding, respectively         4,375         1,750
  Capital in excess of par value              244,380       142,005
  Earnings accumulated during
    the development stage                       4,121         6,374
  Unrealized gain on available-for-sale
    securities, net of tax effect                   -        17,442
                                           __________    __________
        Total Stockholders' Equity            252,876       167,571
                                           __________    __________
                                            $ 252,876    $  174,153
                                           __________    __________





Note: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED STATEMENTS OF OPERATIONS
                                  [Unaudited]


                            For the Three     For the Nine    From Inception
                             Months Ended     Months Ended      on May 21,
                            September 30,     September 30,    1985 Through
                          _________________ _________________  September 30,
                            1999     1998     1999     1998        1999
                          ________ ________ ________ ________ _____________
REVENUE:
 Interest, dividends,
   and capital gain
   distributions          $ 2,967  $ 2,941  $ 8,563  $11,300    $ 129,563
 Gain from sale of
   available-for-sale
   securities                   -        -   10,138        -       19,334
                          ________ ________ ________ ________ _____________
     Total Revenues         2,967    2,941   18,701   11,300      148,897
                          ________ ________ ________ ________ _____________

EXPENSES:
 General and
   administrative           1,581       64   20,954    2,677       76,204
 Loss on sale or
   abandonment of
   available-for-sale
   securities                   -        -        -        -       61,763
 Amortization                   -        -        -        -          500
                          ________ ________ ________ ________ _____________
     Total Expenses         1,581       64   20,954    2,677      138,467
                          ________ ________ ________ ________ _____________

INCOME (LOSS) BEFORE
 INCOME TAXES               1,386    2,877   (2,253)   8,623       10,430

CURRENT TAX
  EXPENSE                       -        -        -        -        6,309

DEFERRED TAX
  EXPENSE                       -        -        -        -            -
                          ________ ________ ________ ________ _____________

NET INCOME (LOSS)         $ 1,386  $ 2,877  $(2,253) $ 8,623    $   4,121
                          ________ ________ ________ ________ _____________

INCOME (LOSS) PER
  COMMON SHARE            $   .00  $   .00  $  (.00) $   .00    $     .00
                          ________ ________ ________ ________ _____________


   The accompanying notes are an integral part of these unaudited financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

              UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  [Unaudited]





                            For the Three     For the Nine    From Inception
                             Months Ended     Months Ended      on May 21,
                            September 30,     September 30,    1985 Through
                          _________________ _________________  September 30,
                            1999     1998     1999     1998        1999
                          ________ ________ ________ ________ _____________

NET INCOME (LOSS)         $  1,386 $  2,877 $ (2,253)$  8,623    $   4,121

OTHER
  COMPREHENSIVE
  INCOME:

 Net unrealized gain(loss)
   on available-for-sale
   securities, net of tax
   ($2,332 tax at
   September 30, 1999)           -   (3,120)  (9,331)   6,438      (33,943)

 Reclassification
   adjustment for realized
   gains on available-for-
   sale securities, net of
   tax ($2,027 tax at
   September 30, 1999)           -        -   (8,111)       -       33,943
                          ________ ________ ________ ________ _____________
COMPREHENSIVE
  INCOME (LOSS)           $  1,386 $   (243)$(19,695)$ 15,061    $   4,121
                          ________ ________ ________ ________ _____________


















   The accompanying notes are an integral part of these unaudited financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                      UNAUDITED STATEMENTS OF CASH FLOWS
                                  [Unaudited]

                                           For the Nine     From Inception
                                           Months Ended       on May 21,
                                           September 30,     1985 Through
                                        ___________________  September 30,
                                          1999     1998          1999
                                        _________ _________ _______________
Cash Flows From Operating Activities:
 Net income (loss)                      $ (2,253) $  8,623     $   4,121
 Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
   Amortization expense                        -         -           500
   Net realized (gain) loss on
    disposition of securities            (10,138)        -        42,429
     Changes in assets and liabilities:
      (Decrease)in accounts payable         (600)     (600)            -
      (Increase)in prepaid rent             (541)        -          (541)
      (Decrease)in income taxes payable   (1,623)     (100)            -
                                        _________ _________ _______________
      Net Cash Provided (Used) by
       Operating Activities              (15,155)    7,923        46,509
                                        _________ _________ _______________
Cash Flows From Investing Activities:
 Payment of organization costs                 -         -          (500)
 Proceeds from sale of securities        132,637         -       259,032
 Purchase of securities                        -   (23,832)     (301,461)
                                        _________ _________ _______________
      Net Cash Provided (Used) by
       Investing Activities              132,637   (23,832)      (42,929)
                                        _________ _________ _______________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance     105,000         -       262,000
 Payments for stock offering costs             -         -       (13,245)
                                        _________ _________ _______________
      Net Cash Provided by Financing
       Activities                        105,000         -       248,755
                                        _________ _________ _______________
Net Increase (Decrease) in Cash          222,482   (15,909)      252,335

Cash at Beginning of Period               29,853    36,932             -
                                        _________ _________ _______________
Cash at End of Period                   $252,335  $ 21,023     $ 252,335
                                        _________ _________ _______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $      -  $      -     $       -
    Income taxes                        $  1,659  $      -     $   6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 1999:
    Unrealized gains on available-for-sale securities in the amount of $21,801 were realized due to the sale of the underlying securities.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Concept Capital Corporation (the Company) was organized under the laws of the State of Utah on May 21, 1985. The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - At September 30, 1999 the Company maintained its cash balances primarily at one bank. The Company's cash balances are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000.

  Investments - Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity. Realized gains and losses are based on the difference between sales price and actual cost of the securities and are included in earnings.

  Earnings(Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Standards No. 128, "Earnings Per Share" [See Note 7].

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during 1999.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standtards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities..." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - COMMON STOCK

  During March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 ($.04 per share) to an individual and six other investors. The issuance of common stock resulted in a change of control of the Company [See Note 5].

  During  1985, the Company completed a public offering of 1,450,000  shares  of
  common  stock  for  gross proceeds of $145,000, or $.10 per  share.   Offering
  costs of $13,245 were offset against the proceeds of the offering.

  In connection with its organization, the Company issued 300,000 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000, or $.04 per share.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, the Company has estimated available unused operating loss carryforwards of approximately $1,500, which may be applied against future taxable income and which expire in to 2019. The amount of the net operating loss carryforward which can be utilized by the Company will be subject to annual limitations due to the substantial change in ownership which has occurred in the Company.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $1,200 as of September 30, 1999, with an offsetting valuation allowance at September 30, 1999 of the same amount. The change in the valuation allowance for 1999 is approximately $1,200.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CHANGE IN CONTROL

  During March 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See Note 3] giving them a 60%
  controlling interest in the company. The former officers and directors resigned and the individual was elected as the new president and member of the board of directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the nine months ended September 30, 1999.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space plus its portion of office expenses. The Company paid approximately $1,080 for the nine months ended September 30, 1999 for its share of the office space.

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 1999 and 1998, and from inception on May 21, 1985 through September 30, 1999:

                             For the Three       For the Nine    From Inception
                             Months Ended        Months Ended      on May 21,
                             September 30,       September 30,    1985 Through
                          ___________________ ___________________ September 30,
                             1999     1998      1999      1998        1999
                          _________ _________ _________ _________ _____________
  Income (loss) from
    continuing operations
    applicable to common
    stockholders
    (numerator)           $  1,386  $  2,877  $ (2,253) $  8,623    $   4,121
                          _________ _________ _________ _________ _____________
  Weighted average
    number of common
    shares outstanding
    used in earnings per
    share during the
    period (denominator)  4,375,000 1,750,000 3,788,462 1,750,000   1,738,055
                          _________ _________ _________ _________ _____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a Adue diligence@ review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 1999, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $253,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

Item 2. Changes in Securities
     None.

Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          No exhibits are being filed with this report.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date:  October 15, 1999              By /s/ T. Kent Rainey
                                       T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)