Form 10KSB
period 1999-12-31
CONCEPT CAPITAL CORP
filed 2000-03-28
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10K-SB

(Mark One)
[ X ] Annual  report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 1999.

[   ] Transition  report  under section 13 or 15(d)  of  the  Securities
      Exchange  Act  of 1934 for the transition period from _______________  to
      _______________.

Commission file number 0-25901

                        CONCEPT CAPITAL CORP.
         (Name of small business issuer in its charter)

                Utah                                      87-0422564
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

175 South Main Street, Suite 1210, Salt Lake City, Utah             84111
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (801)-364-2538

Securities to be registered under Section 12(b) of the Act:
          Title of each class           Name of each exchange on which
          to be so registered           each class is to be registered

                 None                               None

Securities to be registered under Section 12(g) of the Act:

                Common Stock, Par Value $0.001

Check  whether  the  issuer (1) filed all reports  required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]           No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The issuer's revenues for the fiscal year ended December 31, 1999, were $21,915.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). As of March 20, 2000, based on the bid quotation of $0.3125 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,725,000 shares held by non-affiliates was $851,563.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section  12,  13  or  15(d)  of the Exchange Act  after  the  distribution  of
securities under a plan confirmed by a court.  Yes ____   No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 20, 2000, there were outstanding 4,375,000 Shares of the Issuer's Common Stock, par value $0.001.

Documents Incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report
to security holders for fiscal year ended December 24, 1990).    None.

               Transitional Small Business Disclosure
               Format (check one):
               Yes  ____ No    X

                   FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company's acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following its acquisition or participation by the Company. The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Description of Business

History

     Concept Capital Corporation (the "Registrant" or the "Company") was organized under the laws of the State of Utah on May 21, 1985 for the purpose of seeking business opportunities for acquisition or participation by the Company. In connection with its organization, the Company sold 300,000 shares of its restricted common stock to its original officers and directors and their associates for $0.04 per share, or an aggregate of $12,000. During
1986, the Company completed a public offering of 1,450,000 shares of common stock at an offering price of $0.10 per share, from which the Company received net proceeds of approximately $131,755 after deducting the costs of the offering. The offering was conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation A and was registered by qualification in the State of Utah.

     On February 10, 1999, the Company entered into a Stock Purchase Agreement with T. Kent Rainey, the current president of the Company, pursuant to which the Company agreed to sell Mr. Rainey and other investors 2,625,000 unregistered shares of the Company's common stock for $105,000, subject to approval by the Company's shareholders. The transaction was approved by the Company's shareholders on February 23, 1999 and the shares were issued on March 2, 1999.

     Since its organization in 1985, the Company has not engaged in active business operations and its activities have consisted of its search for and evaluation of potential business opportunities for acquisition or participation by the Company. During this period, the Company has incurred limited operating expenses necessary to maintain its status as a corporation in good standing and has incurred expenses in connection with its search for and evaluation of potential business opportunities. The Company has evaluated several business opportunities since the date of its organization but has not acquired any business opportunity. Due to the lack of active operations and the Company's stated purpose of seeking to acquire a currently unknown business opportunity, the Company may be classified as a "blank check" company subject to all the risks of a new business together with the substantial risks associated with the search for and acquisition of business opportunities.

Business Plan

     The Company intends to continue to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise. The Company's management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company. It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling. If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company's board of directors without shareholder approval. Approval may also be obtained pursuant to a consent of majority shareholders and, since members of management and the principal shareholders of the Company own over 50% of the Company's outstanding shares, they would be able to approve any transaction without the affirmative vote of any other shareholders. Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company's shareholders and may also result in a reduction of the Company's net tangible asset value per share. In connection with an acquisition, members of management may also be able to negotiate the sale of their shares in the Company at a premium.

     The activities of the Company will continue to be subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its limited resources and its inability to provide a prospective business opportunity with a significant amount of capital. (See "Item 1. Description of Business: Risk Factors.")

     Although management believes that it is in the best interest of the Company to acquire or participate in a business enterprise, there is no assurance that the Company will be able to locate a business enterprise which management believes is suitable for acquisition or participation by the Company or that if an enterprise is located, it can be acquired on terms acceptable to the Company. Similarly, there can be no assurance that if any business opportunity is acquired, it will perform in accordance with management's expectations or result in any profit to the Company or appreciation in the market price for the Company's shares.

     If business opportunities become available, the selection of an opportunity in which to participate will be complex and extremely risky and may be made on management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     It is anticipated that business opportunities may be introduced to the Company from a variety of sources, including its officers and directors, and their business and social contacts, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the franchise community, and others who may present unsolicited proposals.

     The Company will not restrict its search to any particular business, industry, or geographical location. The Company may enter into a business or opportunity involving a "start-up" or new company, an established business which needs additional funding, or a firm which is in need of additional capital to overcome financial problems or difficulties. It is impossible to predict the status of any business in which the Company may become engaged.

     The period within which the Company may participate in a business opportunity cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of business opportunities, the time required for the Company to complete its investigation and analysis of prospective business opportunities, the time required to prepare the appropriate documents and agreements providing for the Company's participation, and other circumstances.

     In certain circumstances, the Company may agree to pay a finder's fee or to otherwise pay for investment banking or other services provided by persons who are unaffiliated with the Company but who submit business opportunities in which the Company participates. No finder's fees or other compensation will be paid to any person who is an officer, director, or current owner 10% or more of the Company's issued and outstanding Common Stock.

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected. The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity. In addition, the current shareholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of the transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by shareholders.

     The Company will most likely acquire a business opportunity by issuing shares of the Company's common stock to the owners of the business opportunity. Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be "tax-free" under Sections 351 or 368 of the Internal Revenue Code of 1986 (the "Code"). In an exchange of property for Common Stock under Section 351 of the Code, the tax free status of the transaction depends on the issuance of shares of the Company's Common Stock to transferors of the business opportunity in an amount equal to at least 80% of the Common Stock of the Company outstanding immediately following the transaction. In a transaction of this type, the current shareholders would retain 20% or less of the total issued and outstand ing shares of the Company. Section 368 of the Code provides for tax free treatment of certain business reorganizations between corporate entities where one corporation is merged with, or acquires the securities or assets of, another corporation. Generally, the Company will be the acquiring corporation in a Section 368 business reorganization, and the tax free status of the transaction will not depend on the issuance of any specific amount of the Company's Common Stock. It is not uncommon however, that as a negotiated element of a Section 368 transaction involving a blank check company, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the acquiring corporation's securities immediately after the transaction. Therefore, there is a substantial possibility that in a Section 368 transaction involving the Company, current shareholders may retain 50% or less of the total issued and outstanding shares of the Company. A business opportunity acquisition structured as a tax free reorganization under Sections 351 or 368 of the Code may result in substantial additional dilution to the equity of those who were shareholders of the Company prior to the acquisition.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that the transaction be accounted for as if the Company had been acquired by the other entity owning the business venture or opportunity and, therefore, will not permit a write up in the carrying value of the assets of the other company.

     It is anticipated that securities issued in a transaction of this type would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions or at specified times thereafter. The issuance of a substantial number of additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive affect on the market price for the Company's common stock.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of the agreement cannot be predicted, generally the agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to the closing, set forth remedies on default, and include miscellaneous other terms.

     It is emphasized that management of the Company has broad discretion in determining the manner by which the Company will participate in a prospective business opportunity and may enter into transactions having a potentially adverse impact on the current shareholders in that their percentage ownership in the Company may be reduced without any increase in the value of their investment or that the business opportunity in which the Company acquires an interest may ultimately prove to be unprofitable. The transaction may be consummated without being submitted to the shareholders of the Company for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the board of directors to seek the shareholders' advice or consent or because of a requirement to do so by state law.
     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments may require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs previously incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Company's operations following its acquisition of an interest in a business opportunity will be dependent on the nature of the opportunity and interest acquired. The specific risks of a given business opportunity cannot be predicted at the present time.

     The Company is not registered and does not propose to register as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Act and, therefore to avoid application of the registration and other provisions of the Investment Company Act and the related regulations.

Regulation

     It is impossible to predict what government regulation, if any, the Company may be subject to until it has acquired an interest in a business opportunity. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business opportunity to acquire, management will endeavor to ascertain, to the extent of the limited resources of the Company, the affects of government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

     The Company encounters substantial competition in its efforts to locate a business opportunity. The primary competition for desirable investments comes from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Most of these entities have significantly greater experience, resources, and managerial capabilities than the Company and are in a better position than the Company to obtain access to attractive business opportunities.

Facilities

     The Company's offices are located at the office of its president at 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111. The Company sublets this space on a month-to-month basis for a monthly rental of $180, plus reimbursement for its portion of office costs such as telephone, fax, copies, postage etc. estimated at an additional $50 to $70 per month.

Employees

     The Company has no employees and its business and affairs are handled by its officers and directors who provide services to the Company on an as needed basis. Management of the Company may engage consultants, attorneys, and accountants on a limited basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

Year 2000

     The Company did not anticipate that the so-called "Year 2000" problems would have any material adverse impact on the Company, especially since the Company conducts no active business operations and owns no properties or equipment. As of March 20, 2000, no Year 2000 problems had occurred and the Company had not experienced any adverse impact from Year 2000 related problems.

Risk Factors

"Blank Check" Company

     The business plan of the Company is to use its limited capital to search for, investigate, and acquire or participate in a business opportunity which has not yet been selected. A business opportunity will be selected by management, and management may select an opportunity without approval of the Company's shareholders. Accordingly, shareholders are unable to determine the future activities of the Company and may have no opportunity to analyze the merits of any opportunity to be acquired by the Company. In addition, the Company has no employment contracts with members of management, no assurance can be given that the Company will continue to be managed by these people in the future, and it is likely that current management will resign at such time as a business opportunity is acquired.

Limited Capital

     As of December 31, 1999, the Company had assets in the form of cash and cash equivalents in the amount of approximately $255,000 which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the

Company   from  participating  in  any  business  opportunity  which  requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

Future Issuance of Substantial Additional Shares

     It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company's Common Stock. It is also likely that the Company would issue a controlling interest to the shareholders of the acquired company in which event the ownership interest of current shareholders would be substantially diluted. The board of directors, acting without shareholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company. Thus, the board of directors could issue up to 45,625,000 additional shares of Common Stock without shareholder approval. (See "Item 1. Business: Business Plan.")

No Operating History

     The Company was incorporated under the laws of the state of Utah in 1985, and has had no operations or significant revenues from operations. The Company faces all of the risks inherent in any new business, together with those risks specifically inherent in the search for and acquisition of business opportunities.

No Assurance of Profitability

     There can be no assurance that the Company will be able to acquire or enter into a business opportunity or, if the Company does acquire or enter into a business opportunity, that the business opportunity will develop into a successful or profitable business. (See "Item 1. Business: Business Plan.")

Limited Market for Common Stock

     The market for the Company's common stock must be characterized as a limited market due to the absence of any significant trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities not traded on a national exchange or included in the NASDAQ system is generally less liquid and more volatile than national exchange and NASDAQ markets and rapid and extreme fluctuations in market prices are not uncommon. No assurance can be given that the current over-the-counter market for the Company's common stock will continue or that the prices in the market will be maintained at their present levels. (See "Item 5. Market for Common Equity and Related Stockholder Matters.")

Control by Principal Shareholders

     The officers, directors and principal shareholders of the Company own approximately 56.2% of the Company's outstanding shares of common stock. As a result, these shareholders will be able to control the management and policies of the Company through their ability to determine the outcome of elections for the Company's board of directors and other matters requiring the vote or consent of shareholders.

Lack of Revenues and Dividends

     The Company has had no revenues from principal operations, and it cannot predict when, if ever, it will realize any material revenue or realize a profit from any operations it may subsequently undertake. The Company has paid no dividends and does not propose to pay them in the foreseeable future.

Possible Sale of Common Stock Pursuant to Rule 144

     As of March 20, 2000, there were 4,375,000 shares of the Company's common stock issued and outstanding of which approximately 1,750,000 shares are "free trading" and 2,625,000 shares are eligible for sale under Rule 144. The 2,625,000 shares are "restricted securities" that were issued on March 2,
1999. Rule 144 provides, in essence, that so long as there is available current public information about the Company, a person holding restricted securities for a period of at least one year may sell in each 90 day period (provided he is not part of a control group acting in concert), an amount equal to the greater of the average weekly trading volume of the stock during the four calendar weeks preceding the sale or 1% of the Company's outstanding shares of Common Stock. In addition, a person who has not been an affiliate of the Company at any time during the three months preceding a sale, and who has owned his or her restricted shares for at least two years within the meaning of Rule 144, would be entitled to sell his or her shares under Rule 144 without restriction. The possibility of sales under Rule 144 may, in the future, have a depressive affect on the price of the Company's securities in any market which may develop.

Item 2.  Description of Property.

     The Company does not own any property and conducts its limited operations from the office of its president. (See "Item 1. Description of Business:
Facilities.")

Item 3.  Legal Proceedings

     The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock has been included on the OTC Bulletin Board under the symbol "CTCY" since approximately September, 1998. There was no trading market for the Company's common stock prior to that date. The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for the portion of 1998 that the stock was quoted and for all of 1999.

                         High Bid   Low Bid
     1998
     Third Quarter       $0.03125  $0.03125
     Fourth Quarter       0.03125   0.03125


                         High Bid   Low Bid
     1999
     First Quarter       $ 0.125   $0.03125
     Second Quarter        0.25     0.125
     Third Quarter         0.3125   0.25
     Fourth Quarter        0.3125   0.3125

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

     No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future.

     At March 20, 2000, there were approximately 85 holders of record of the Company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by the Company's transfer agent.

Transfer Agent

     Atlas  Stock Transfer Company, 5899 South State Street, Salt  Lake  City,
Utah   84107, telephone (801) 266-7151, serves as transfer agent and registrar for the Company's common stock.

Recent Sales of Unregistered Securities

     On March 1, 1999, the Company sold an aggregate of 2,625,000 shares of its restricted common stock to seven sophisticated investors, including three officers and directors of the Company, for $105,000. No underwriter was involved in the transactions and the shares were sold by the Company directly to the investors. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend. The shares were sold to the investors pursuant to the terms of a Stock Purchase Agreement between the Company and T. Kent Rainey dated as of February 10, 1999, which was approved by the Company's shareholders on February 23, 1999. Of the
2,625,000 shares sold, the Company's officers and directors acquired the following numbers of shares: T. Kent Rainey, 800,000; William P. Archer, 750,000; and Vicki L. Rainey, 100,000. Mark N. Schneider, legal counsel to the Company, acquired 125,000 shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 1999, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $255,000. The Company anticipates that the interest income it earns on that amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any business it acquires will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Item 7.  Financial Statements

     The following financial statements are being filed with this report and are located immediately following the signature page.

       Financial Statements, December 31, 1999
          Independent Auditors' Report
          Balance Sheet, December 31, 1999
          Statements of Operations, for the years ended December 31, 1999  and
             1998 and from inception on May 21, 1985 through December 31, 1999 Statements of Comprehensive Income (Loss), for the years ended
             December 31, 1999 and 1988 and from inception on May 21, 1985 through December 31, 1999
          Statement  of  Stockholders' Equity, from inception on May 21,  1985 through December 31, 1999
          Statements of Cash Flows, for the years ended December 31, 1999  and
             1998 and from inception on May 21, 1985 through December 31, 1999 Notes to Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The change in the Company's principal independent accountants was reported in the current report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2000.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                     Age                     Title*

T. Kent Rainey                51        President and Director

William P. Archer             49        Vice President and Director

Vicki L. Rainey               51        Secretary, Treasurer and Director


     *The term of office of each director is one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Each of the Company's officers and directors has served in the offices indicated above since March 2, 1999.

     Certain biographical information of the Company's directors and officers is set forth below.

     T. Kent Rainey, age 51, is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki
L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 25 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

     William P. Archer, age 49, is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

     Vicki L. Rainey, age 51, is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports provided to it, the Company believes that all reports required by Section 16(a) for transactions in 1999 have been timely filed except the following:

 (1) the initial reports of beneficial ownership on Form 3 of T. Kent Rainey, Vicki L. Rainey and William P. Archer, which were due on July 8, 1999 were not filed until March 27, 2000.

Item 10.  Executive Compensation

     The Company's officers do not receive any compensation from the Company for serving as officers. The Company has not paid any compensation to any officer during the past three years nor has the Company granted any stock options or restricted stock to its officers during the past three years.

     The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, and is not contemplating implementing any of these plans at this time.

     No advances have been made or contemplated by the Company to any of its officers or directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 20, 2000, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On March 20, 2000, there were outstanding 4,375,000 shares of the Company's common stock.

                                                  Number of
   Name                            Shares Owned(1)          Percent of Class

Principal Shareholders
Byron B. Barkley(2)                    400,000                    9.1%
Tyler K. Rainey(3)                     410,000                    9.4%

Officers and Directors(4)
T. Kent Rainey(5)                      800,000                   18.3%
William P. Archer                      750,000                   17.1%
Vicki L. Rainey(5)                     100,000                    2.3%

All Officers and Directors           1,650,000                   37.7%
as a Group (3 persons)(5)
_________________________________

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2)  Mr.  Barkley's address is 39 West Market Street, Salt  Lake  City,  Utah
     84101.
(3) Mr. Tyler Rainey's address is 744 E. Rosemore Court, Murray, Utah 84107. Mr. Tyler Rainey is the adult son of T. Kent and Vicki Rainey.
(4) The address for each of the Company's officers and directors is 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111.
(5) T. Kent Rainey and Vicki L. Rainey are husband and wife and each disclaims beneficial ownership of the shares held by the other.

Item 12.  Certain Relationships and Related Transactions

     On March 2, 1999, the Company sold an aggregate of 2,625,000 shares of its restricted common stock to seven investors, including the Company's current officers and directors, for $105,000 pursuant to the terms of a Stock Purchase Agreement between the Company and T. Kent Rainey dated as of February 10, 1999. The terms of the transaction were negotiated at arm's length by Mr. Rainey and the former members of management of the Company and the transaction was approved by the Company's shareholders on February 23, 1999. Of the
2,625,000 shares sold, the Company's officers and directors acquired the following numbers of shares: T. Kent Rainey, 800,000; William P. Archer, 750,000; and Vicki L. Rainey, 100,000. Mark N. Schneider, legal counsel to the Company, acquired 125,000 shares.

     The Company utilizes office space at the office of T. Kent Rainey, its president. This space is subleased to the Company on a month-to-month basis for a monthly rental of $180 plus its portion of office expenses estimated at an additional $50 to $70 per month.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit         SEC
No.         Reference No.       Title of Document             Location

 3.1             3           Articles of Incorporation   Exhibit 3.1 to
                             and amendments thereto      Form 10-SB filed
                                                         April 29, 1999*

 3.2             3           Bylaws                      Exhibit 3.2 to
                                                         Form 10-SB filed
                                                         April 29, 1999*

 27             27           Financial Data Schedule     This Filing

     *Incorporated by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONCEPT CAPITAL CORPORATION
                                     (Registrant)


Date: March 27, 2000                By  /s/  T. Kent Rainey
                                     T. Kent Rainey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 27, 2000               By  /s/  T. Kent Rainey
                                     T. Kent Rainey
                                     President and Director
                                     (Principal Executive Officer)


Dated: March 27, 2000               By  /s/ William P. Archer
                                     William P. Archer
                                     Vice President and Director


Dated: March 27, 2000               By  /s/ Vicki L. Rainey
                                     Vicki L. Rainey
                                     Secretary and Director
                                     (Principal Accounting Officer)

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 1999, and the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 1999 and from inception on May 21, 1985 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation as of and for the year ended December 31, 1998 and for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 1999, and the results of its operations, and cash flows for the year ended December 31, 1999 and from inception through December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Pritchett, Siler & Hardy, P.C.

February 29, 2000
Salt Lake City, Utah

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                                 BALANCE SHEET


                                    ASSETS


                                                      December 31,
                                                          1999
                                                       __________
CURRENT ASSETS:
  Cash in bank                                         $  254,522
                                                       __________

        Total Current Assets                           $  254,522
                                                      ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $      150
                                                       __________

        Total Current Liabilities                             150
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,375,000 shares issued and
   outstanding                                              4,375
  Capital in excess of par value                          243,380
  Earnings accumulated during
    the development stage                                   6,617
                                                       __________
        Total Stockholders' Equity                        254,372
                                                       __________
                                                       $  254,522
                                                      ___________



















   The accompanying notes are an integral part of this financial statement.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                           STATEMENTS OF OPERATIONS


                                              For the      From Inception
                                             Year Ended      on May 21,
                                            December 31,    1985 Through
                                          ________________  December 31,
                                            1999     1998       1999
                                          ________ ________ _____________
REVENUE:
 Interest, dividends, and capital gain
   distributions                          $ 11,777 $ 21,073   $ 132,777
 Gain from sale of available-for-sale
   securities                               10,138        -      19,334
                                          ________ ________ _____________
     Total Revenues                         21,915   21,073     152,111
                                          ________ ________ _____________

EXPENSES:
 General and administrative                 21,622    4,220      76,872
 Loss on sale or abandonment of
   available-for-sale securities                 -        -      61,763
 Amortization                                    -        -         500
                                          ________ ________ ____________
     Total Expenses                         21,622    4,220     139,135
                                          ________ ________ ____________

INCOME BEFORE INCOME TAXES                     293   16,853      12,976

CURRENT TAX EXPENSE                             50    1,623       6,359

DEFERRED TAX EXPENSE                             -        -           -
                                          ________ ________ ____________

NET INCOME                                $    243 $ 15,230   $   6,617
                                          ________ ________ ____________

INCOME PER COMMON SHARE                   $    .00 $    .01   $     .00
                                          ________ ________ ____________












  The accompanying notes are an integral part of these financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                              For the      From Inception
                                             Year Ended      on May 21,
                                            December 31,    1985 Through
                                          ________________  December 31,
                                            1999     1998       1999
                                          ________ ________ _____________
NET INCOME                                $    243 $ 15,230   $   6,617

OTHER COMPREHENSIVE INCOME:

 Net unrealized gain(loss) on
   available-for-sale securities,
   net of tax ($2,332 tax during
   year ended December 31, 1999)            (9,331)  15,078     (33,943)

 Reclassification adjustment for
   realized gains (losses) on
   available-for-sale securities,
   net of tax ($2,027 tax during
   year ended December 31, 1999)            (8,111)       -      33,943
                                          ________ ________ _____________
COMPREHENSIVE INCOME (LOSS)               $(17,199)$ 30,308   $   6,617
                                          ________ ________ _____________


























  The accompanying notes are an integral part of these financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON MAY 21, 1985

                           THROUGH DECEMBER 31, 1999

                                                                Earnings
                                                               Accumulated
                                   Common Stock    Capital in  During the
                               ___________________  Excess of  Development
                                 Shares    Amount   Par Value     Stage
                               _________ _________ ___________ ___________
BALANCE, May 21, 1985                  - $       - $       -   $        -

Issuance of 300,000 shares of
 common stock for cash,
 May 1985 at $.04
 per share                       300,000       300     11,700           -

Net income for the period
 ended December 31, 1985               -         -          -         341
                               _________ _________ ___________ ___________
BALANCE, December 31, 1985       300,000       300     11,700         341

Issuance of 1,450,000 shares of
 common stock for cash,
 July 1986 at $.10 per share,
 net of stock offering costs of
 $13,245                       1,450,000     1,450    130,305           -

Net income for the year
 ended December 31, 1986               -         -          -       3,243
                               _________ _________ ___________ ___________
BALANCE, December 31, 1986     1,750,000     1,750    142,005       3,584

Net loss for the year
  ended December 31, 1987              -         -          -      (3,555)
                               _________ _________ ___________ ___________
BALANCE, December 31, 1987     1,750,000     1,750    142,005          29

Net income for the year
  ended December 31, 1988              -         -          -       5,965
                               _________ _________ ___________ ___________
BALANCE, December 31, 1988     1,750,000     1,750    142,005       5,994

Net income for the year
  ended December 31, 1989              -         -          -       8,787
                               _________ _________ ___________ ___________
BALANCE, December 31, 1989     1,750,000     1,750    142,005      14,781






                                  [Continued]

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON MAY 21, 1985

                           THROUGH DECEMBER 31, 1999


                                  [Continued]

                                                                Earnings
                                                               Accumulated
                                   Common Stock    Capital in  During the
                               ___________________  Excess of  Development
                                 Shares    Amount   Par Value     Stage
                               _________ _________ ___________ ___________
Net loss for the year
 ended December 31, 1990               -         -          -     (23,653)
                               _________ _________ ___________ ___________
BALANCE, December 31, 1990     1,750,000     1,750    142,005      (8,872)

Net income for the year
 ended December 31, 1991               -         -          -       4,298
                               _________ _________ ___________ ___________
BALANCE, December 31, 1991     1,750,000     1,750    142,005      (4,574)

Net loss for the year
 ended December 31, 1992               -         -          -     (11,362)
                               _________ _________ ___________ ___________
BALANCE, December 31, 1992     1,750,000     1,750    142,005     (15,936)

Net loss for the year
 ended December 31, 1993               -         -          -      (1,172)
                               _________ _________ ___________ ___________
BALANCE, December 31, 1993     1,750,000     1,750    142,005     (17,108)

Net loss for the year
 ended December 31, 1994               -         -          -     (13,921)
                               _________ _________ ___________ ___________
BALANCE, December 31, 1994     1,750,000     1,750    142,005     (31,029)

Net income for the year
 ended December 31, 1995               -         -          -       7,218
                               _________ _________ ___________ ___________
BALANCE, December 31, 1995     1,750,000     1,750    142,005     (23,811)

Net income for the year
 ended December 31, 1996               -         -          -       7,589
                               _________ _________ ___________ ___________
BALANCE, December 31, 1996     1,750,000     1,750    142,005     (16,222)








                                  [Continued]

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON MAY 21, 1985

                           THROUGH DECEMBER 31, 1999


                                  [Continued]

                                                                Earnings
                                                               Accumulated
                                   Common Stock    Capital in  During the
                               ___________________  Excess of  Development
                                 Shares    Amount   Par Value     Stage
                               _________ _________ ___________ ___________
Net income for the year
 ended December 31, 1997               -         -          -       7,366
                               _________ _________ ___________ ___________
BALANCE, December 31, 1997     1,750,000     1,750    142,005      (8,856)

Net income for the year
 ended December 31, 1998               -         -          -      15,230
                               _________ _________ ___________ ___________
BALANCE, December 31, 1998     1,750,000     1,750    142,005       6,374

Issuance of 2,625,000 shares
 common stock for cash, March
 1999 at $.04 per share, net
 of stock offering costs of
 $1,000                        2,625,000     2,625    101,375           -

Net income for the year ended
 December 31, 1999                     -         -          -         243
                               _________ _________ ___________ ___________
BALANCE, December 31, 1999     4,375,000 $   4,375 $  243,380  $    6,617
                               _________ _________ ___________ ___________





















  The accompanying notes are an integral part of these financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS


                                                For the      From Inception
                                               Year Ended      on May 21,
                                              December 31,    1985 Through
                                            ________________  December 31,
                                              1999     1998       1999
                                            ________ ________ _____________
Cash Flows From Operating Activities:
 Net income                                 $    243 $ 15,230   $   6,617
 Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
   Amortization expense                            -        -         500
   Net realized (gain) loss on disposition
    of securities                            (10,138)       -      42,429
   Changes in assets and liabilities:
    (Decrease) in accounts payable              (500)       -         100
    Increase (decrease) in income taxes
     payable                                  (1,573)   1,523          50
                                            ________ ________ _____________
      Net Cash Provided (Used) by
       Operating Activities                  (11,968)  16,753      49,696
                                            ________ ________ _____________
Cash Flows From Investing Activities:
 Payment of organization costs                     -        -        (500)
 Proceeds from sale of securities            132,637        -     259,032
 Purchase of securities                            -  (23,832)   (301,461)
                                            ________ ________ _____________
      Net Cash Provided (Used) by
       Investing Activities                  132,637  (23,832)    (42,929)
                                            ________ ________ _____________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance         105,000        -     262,000
 Payments for stock offering costs            (1,000)       -     (14,245)
                                            ________ ________ _____________
      Net Cash Provided by Financing
       Activities                            104,000        -     247,755
                                            ________ ________ _____________
Net Increase (Decrease) in Cash              224,669   (7,079)    254,522

Cash at Beginning of Year                     29,853   36,932           -
                                            ________ ________ _____________
Cash at End of Year                         $254,522 $ 29,853  $  254,522
                                            ________ ________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                $      - $      -  $        -
    Income taxes                            $  1,659 $    100  $    6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 1999:
     Unrealized gains on available-for-sale securities in the amount of $21,801 at 1998 were reversed during 1999 due to the sale of the underlying securities and resulted in realized gains of $10,138 on proceeds of $132,637.

  For the year ended December 31, 1998:
     The Company recorded unrealized losses on available-for-sale securities of $5,060 for which deferred taxes of $739 were recognized as a reduction in the unrealized gains.




  The accompanying notes are an integral part of these financial statements.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

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

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration  of  Credit Risk - For the year ended  December  31,  1999,  the
  Company  had  cash  balances  in  excess  of  federally  insured  amounts   of
  approximately $154,500.

  Investments - Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity. Realized gains and losses are based on the difference between sales price and actual cost of the securities and are included in earnings.

  Earnings(Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during 1999.

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

  The Company had previously invested in mutual fund shares which were accounted for as investments available-for-sale. At December 31, 1998, these shares had unrealized gains of $21,801 (with an estimated tax effect of $4,359). During the year ended December 31, 1999 the Company sold all of its holdings and realized a gain of $10,138 from the proceeds of $132,637.

NOTE 3 - COMMON STOCK

  During March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 ($.04 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company [See Note 5].

  During  July 1986, the Company completed a public offering of 1,450,000 shares
  of  common stock for gross proceeds of $145,000, or $.10 per share.   Offering
  costs of $13,245 were offset against the proceeds of the offering.

  During May 1985, in connection with its organization, the Company issued 300,000 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000, or $.04 per share.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999 the Company did not have a net operating loss carryforward. There were no significant deferred tax assets or liabilities as of December 31, 1999.

NOTE 5 - CHANGE IN CONTROL

  During March 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See Note 3] giving them a 60%
  controlling interest in the Company. The former officers and directors resigned and the individual was elected as the new president and a member of the board of directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the year ended December 31, 1999.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space. The Company paid approximately $1,600 for the year ended December 31, 1999 for its share of the office space.

                          CONCEPT CAPITAL CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

  The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                               For the       From Inception
                                              Year Ended       on May 21,
                                             December 31,     1985 Through
                                          ___________________  December 31,
                                             1999     1998        1999
                                          _________ _________ _____________
     Income from continuing
       operations applicable to common
       stockholders (numerator)           $     243 $  15,230   $   6,617
                                          _________ _________ _____________
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period (denominator)    3,936,301 1,750,000   1,738,511
                                          _________ _________ _____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.