Form 10QSB
period 2000-03-31
CONCEPT CAPITAL CORP
filed 2000-05-10
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE      ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED MARCH 31, 2000

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

   As of May 9, 2000, the issuer had outstanding 4,375,000
   shares of common stock, par value $0.001

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

     Part I--Financial Information

Item 1. Financial Statements

     Concept Capital Corporation (the "Issuer"), files herewith unaudited condensed balance sheets of the Issuer as of March 31, 2000 and December 31, 1999, the related condensed statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, and for the period from May 21, 1985 (inception) through March 31, 2000. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in the Issuer's annual report on Form 10-KSB for the year ended December 31, 1999.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2000

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                                PAGE

          Accountants' Review Report                              5


          Unaudited Condensed Balance Sheets, March 31,
            2000 and December 31, 1999                            6


          Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2000 and
            1999 and for the period from inception on May 21,
            1985 through March 31, 2000                           7

          Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2000 and
            1999 and for the period from inception on May 21,
            1985 through March 31, 2000                         8 - 9


           Notes to Unaudited Condensed Financial Statements   10 - 12

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
CONCEPT CAPITAL CORP.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Concept Capital Corp. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on May 21, 1985 through March 31, 2000. All information included in these financial statements is the representation of the management of Concept Capital Corp..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 25, 2000
Salt Lake City, Utah
                                5

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report}

                             ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  255,468   $  254,522
  Prepaid expense                              1,617            -
                                         ___________  ___________
        Total Current Assets                 257,085      254,522
                                         ___________  ___________
                                          $  257,085   $  254,522
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      100   $      100
  Accrued Income Taxes                           543           50
                                         ___________  ___________
        Total Current Liabilities                643          150
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,375,000 shares issued and
   outstanding                                 4,375        4,375
  Capital in excess of par value             243,380      243,380
  Earnings accumulated during the
   development stage                           8,687        6,617
                                         ___________  ___________
        Total Stockholders' Equity           256,442      254,372
                                         ___________  ___________
                                          $  257,085   $  254,522
                                         ___________  ___________





Note: The Balance Sheet of December 31, 1999, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                      For the Three   From Inception
                                       Months Ended    on May 21,
                                        March 31,      1985 Through
                                    _________________   March 31,
                                       2000     1999      2000
                                     ________ ________  _________
REVENUE:                             $     -  $     -   $      -
                                     ________ ________  _________
 Total Revenues                            -        -          -
                                     ________ ________  _________

OPERATING EXPENSES:
 General and administrative               922   14,025     77,794
 Amortization                               -        -        500
                                      ________ ________  _________
 Total Operating Expenses                (922)  (14,025)  (78,294)
                                      ________ ________  _________
OTHER INCOME (EXPENSE):
 Interest, dividends, and capital gain
   distributions                        3,485     2,817    136,262
 Gain from sale of available-for-sale
   securities                               -    10,138     19,334
 Loss on sale or abandonment of
   available-for-sale securities            -         -    (61,763)
                                      ________ ________   _________

  Total Other Income (Expenses)         3,485    12,955     93,833
                                      ________ ________   _________

INCOME BEFORE INCOME TAXES                2563   (1,070)    15,539

CURRENT TAX EXPENSE                        493         -     6,852

DEFERRED TAX EXPENSE                         -         -         -
                                       ________ ________   ________

NET INCOME                            $  2,070  $ (1,070)  $  8,687
                                       ________ ________   _________

INCOME PER COMMON SHARE               $    .00  $   (.00)  $    .00
                                       ________ ________   _________






The accompanying notes are an integral part of these unaudited condensed financial statements.

                         CONCEPT CAPITAL CORP.
                     [A Development Stage Company]

                  CONDENSED STATEMENTS OF CASH FLOWS

             [Unaudited - See Accountants' Review Report]

                                           For the Three   From Inception
                                            Months Ended     on May 21,
                                             March 31,      1985 Through
                                         _________________    March 31,
                                            2000      1999      2000
                                         ________  ________   _________
Cash Flows From Operating Activities:
  Net income                             $  2,070 $  (1,070)  $  8,687
  Adjustments to reconcile net
   income(loss) to net cash used
   by operating activities:
     Amortization expense                       -         -        500
     Net realized (gain) loss on
      disposition of securities                 -   (10,138)    42,429
     Changes in assets and liabilities:
       (Decrease) in accounts payable           -      (169)       100
       Increase (decrease) in income
        taxes payable                         493    (1,623)       543
       (Increase) in prepaid expenses      (1,617)        -     (1,617)
                                          ________  ________   _________
        Net Cash Provided (Used) by
          Operating Activities                946   (13,000)    50,642
                                          ________  ________   _________
Cash Flows From Investing Activities:
  Payment of organization costs                 -         -       (500)
  Proceeds from sale of securities              -   132,637     259,032
  Purchase of securities                        -         -    (301,461)
                                          ________  ________   _________
        Net Cash Provided (Used) by
          Investing Activities                  -   132,637     (42,929)
                                          ________  ________   _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance           -   105,000     262,000
  Payments for stock offering costs             -         -     (14,245)
                                          ________  ________   _________
        Net Cash Provided by
           Financing Activities                 -    105,000     247,755
                                          ________  ________   _________

Net Increase (Decrease) in Cash                946   224,637     255,468

Cash at Beginning of Period                254,522    29,853          -
                                          ________  ________   _________

Cash at End of Period                    $ 255,468 $ 254,490   $ 255,468
                                          ________  ________   _________

Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                             $     -   $     -     $      -
    Income taxes                         $     -   $  1,623    $   6,309

                           [Continued]
                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                           [CONTINUED]


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2000
     None

  For the period ended March 31, 1999:
     Unrealized gains on available-for-sale securities in the amount of $21,801 at 1998 were reversed during 1999 due to the sale of the underlying securities and resulted in realized gains of $10,138 on proceeds of $132,637.







































The accompanying notes are an integral part of these financial statements.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Concentration of Credit Risk - As of March 31, 2000, the Company had cash balances in excess of federally insured amounts of approximately $155,500.

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

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during 1999.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, " and SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB
  Statement No. 133)," were recently issued. SFAS No. 132, 133, 134, 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000 the Company did not have a net operating loss carryforward. There were no significant deferred tax assets or liabilities as of March 31, 2000.

NOTE 5 - CHANGE IN CONTROL

  During March 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See
  Note 3] giving them a 60% controlling interest in the Company. The former officers and directors resigned and the individual was elected as the new president and a member of the board of directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the period ended March 31, 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space. The Company paid approximately $539 for the three months ended March 31, 2000 for its share of the office space.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

  The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                       For the Three     From Inception
                                        Months Ended      on May 21,
                                         March 31,        1985 Through
                                     ___________________   March 31,
                                       2000       1999       2000
                                     ________   ________   _________
     Income from continuing
       operations applicable
       to common stockholders
       (numerator)                  $  2,070   $ (1,070)    $  8,687

                                    ________    ________    _________
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during  the period
       (denominator)                4,375,000  2,595,833    1,826,957
                                    _________  _________    _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2000, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $255,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that any such acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

     Part II--Other Information

Item 1. Legal Proceedings

     The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          No exhibits are being filed with this report.

     (b)  Reports on Form 8-K
          On March 7, 2000, the Issuer filed a current report on Form 8-K with respect to the change in its principal independent accountants.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date: May 9, 2000                  By /s/ T. Kent Rainey

                                   T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)