Form 10QSB
period 2000-06-30
CONCEPT CAPITAL CORP
filed 2000-08-14
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR  15(d)  OF  THE
SECURITIES  EXCHANGE       ACT OF 1934 FOR THE  QUARTERLY  PERIOD
ENDED JUNE 30, 2000

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


175 South Main Street, Suite 1210
Salt  Lake  City,  Utah                     84111
(Address of principal executive offices)  (Zip Code)


                      (801) 364-2538
                  (Issuer's telephone number)

                      Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past  90  days.   Yes X       No _


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.  Yes            No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
     As of August 11, 2000, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format
(Check one):

Yes _       No   X

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


     Part I--Financial Information

Item 1. Financial Statements

     Concept Capital Corporation (the "Issuer"), files herewith balance sheets of the Issuer as of June 30, 2000 and December 31, 1999, the related statements of operations and statements of comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 1999, and for the period from May 21, 1985 (inception) through June 30, 2000, and the related statements of cash flows for the six month periods ended June 30, 2000 and 1999, and for the period from May 21, 1985 (inception) through June 30, 2000. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 1999.



















                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

           Accountants' Review Report                     4


           Unaudited Condensed Balance Sheets, June 30,
            2000 and December 31, 1999                    5


           Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30,
            2000 and 1999 and for the period from
            inception on May 21,1985 through June 30,
            2000                                          6

           Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2000 and
            1999 and for the period from inception on
            May 21,1985 through June 30, 2000         7 - 8


           Notes to Unaudited Condensed Financial
            Statements                                9 - 11

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
CONCEPT CAPITAL CORP.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Concept Capital Corp. (A Development Stage Company) as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on May 21, 1985 through June 30, 2000 and the statement of cash flows for the six months ended June 30, 2000 and for the period from inception on May 21, 1985 through June 30, 2000. All information included in these financial statements is the representation of the management of Concept Capital Corp.

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

July 31, 2000
Salt Lake City, Utah

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report}

                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  251,510   $  254,522
  Prepaid expense                              1,078            -
                                         ___________  ___________
        Total Current Assets                 252,588      254,522
                                         ___________  ___________
                                          $  252,588   $  254,522
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      100
  Accrued Income Taxes                             -           50
                                         ___________  ___________
        Total Current Liabilities                  -          150
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,375
  Capital in excess of par value             250,830      243,380
  Earnings accumulated during the
    development stage                        (2,667)        6,617
                                         ___________  ___________
        Total Stockholders' Equity           252,588      254,372
                                         ___________  ___________
                                          $  252,588   $  254,522
                                         ___________  ___________





Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                       For the Three   For the Six    From Inception
                       Months Ended   Months Ended     on May 21,
                         June 30,       June 30,      1985 Through
                   ___________________________________  June 30,
                      2000     1999      2000   1999      2000
                   _________ ________ ________ _______ ____________
REVENUE:           $       - $      - $      - $     - $          -
                   _________ ________ ________ _______ ____________
   Total Revenues          -        -        -       -            -
                   _________ ________ ________ _______ ____________

OPERATING EXPENSES:
 General and
  administrative      15,465    5,349   16,387  19,374       93,259
 Amortization              -        -        -       -          500
                   _________ ________ ________ _______ ____________

  Total Operating
     Expenses        (15,465)  (5,349) (16,387)(19,374)     (93,759)
                   _________ ________ ________ _______ ____________

OTHER INCOME (EXPENSE):
 Interest, dividends,
   and capital gain
   distributions       3,618    2,780    7,103   5,597      139,880
 Gain from sale of
   available-for-sale
   securities              -        -        -  10,138       19,334
 Loss on sale or
   abandonment of
   available-for-sale
   securities              -        -       -        -      (61,763)
                   _________ ________ ________ _______ ____________

  Total Other Income
    (Expenses)         3,618    2,780    7,103  15,735       97,451
                   _________ ________ ________ _______ ____________

INCOME (LOSS) BEFORE
  INCOME TAXES       (11,847)  (2,569)  (9,284) (3,639)       3,692

CURRENT TAX EXPENSE        -        -        -       -        6,359

DEFERRED TAX EXPENSE       -        -        -       -            -
                   _________ ________ ________ _______ ____________

NET INCOME (LOSS)  $ (11,847)$ (2,569)$ (9,284)$(3,639)$     (2,667)
                   _________ ________ ________ _______ ____________

INCOME (LOSS) PER
  COMMON SHARE     $    (.00)$   (.00)$   (.00)$  (.00)$       (.00)
                   _________ ________ ________ _______ ____________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                        For the Six   From Inception
                                        Months Ended    on May 21,
                                          June 30,     1985 Through
                                _______________________  June 30,
                                   2000        1999        2000
                                __________  ___________  _________
Cash Flows From Operating
 Activities:
  Net income                    $   (9,284) $    (3,639) $  (2,667)
  Adjustments to reconcile
    net income (loss)to
    net cash used by operating
    activities:
     Stock issued for services
        rendered                     7,500            -      7,500
     Amortization expense                -            -        500
     Net realized (gain) loss
       on disposition of
       securities                        -      (17,442)    42,429
     Changes in assets and
       liabilities:
       (Decrease) in accounts
         payable                      (100)        (470)         -
       Increase (decrease) in
        income taxes payable           (50)      (1,623)         -
       (Increase) in prepaid
         expenses                   (1,078)      (1,083)    (1,078)
       (Increase) deferred
         income taxes                    -       (4,359)         -
                                __________  ___________  _________
        Net Cash Provided (Used)
         by Operating Activities    (3,012)     (28,616)    46,684
                                __________  ___________  _________
Cash Flows From Investing
 Activities:
  Payment of organization costs          -            -       (500)
  Proceeds from sale of securities       -      144,300    259,032
  Purchase of securities                 -            -   (301,461)
                                __________  ___________  _________

        Net Cash Provided (Used)
          by Investing Activities        -            -    (42,929)
                                __________  ___________  _________
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                              -        2,625    262,000
  Payments for stock offering
   costs                                 -      102,375    (14,245)
                                __________  ___________  _________
        Net Cash Provided by
          Financing Activities           -      105,000    247,755
                                __________  ___________  _________

Net Increase (Decrease) in Cash     (3,012)     220,684    251,510

Cash at Beginning of Period        254,522       29,853          -
                                __________  ___________  _________

Cash at End of Period           $  251,510  $   250,537  $ 251,510
                                __________  ___________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                    $        -  $         -  $       -
    Income taxes                $        -  $         -  $       -










                           [Continued]

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                           [CONTINUED]


Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended June 30, 2000
     The Company issued 50,000 shares of common stock for services rendered at $7,500 (or at $0.15 per share).

  For the period ended June 30, 1999:
     None.











































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

  Concentration of Credit Risk - As of June 30, 2000, the Company had cash balances in excess of federally insured amounts of approximately $151,500.

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

NOTE 3 - COMMON STOCK

  During May 2000, the Company issued 50,000 shares of common stock for legal services rendered at $7,500 (or $0.15 per share).

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available operating loss or tax credit carryforwards of approximately $2,600, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets is approximately $800 as of June 30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the six months ended June 30, 2000.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers but paid $300.00 in directors fees during the period ended June 30, 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space. The Company paid approximately $539 for the three months ended June 30, 2000 for its share of the office space.

NOTE 7 - EARNINGS PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                       For the Three   For the Six       From Inception
                       Months Ended   Months Ended         on May 21,
                         June 30,       June 30,          1985 Through
                   ___________________________________      June 30,
                      2000     1999      2000       1999      2000
                   _________ _________ __________ _________ __________
    Income (loss)
      from continuing
      operations
      applicable to
      common
      stockholders
      (numerator)  $ (11,847)$  (2,569)$   (9,284)$  (3,639)$   (3,160)
                   _________ _________ __________ _________ __________

     Weighted average
      number of
      common shares
      outstanding
      used in earnings
      per share during
      the period
     (denominator) 4,403,571 4,375,000  4,389,286 3,490,331  1,869,442
                   _________ _________ __________ _________ __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company=s officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a Adue diligence@ review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2000, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $252,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     During the second quarter of 2000, the Company was invoiced for and paid legal expenses in the amount of approximately $9,500 for services performed since 1999, including those associated with the filing of the Company's Form 10SB. In order to conserve cash, the Company negotiated the payment of $7,500 of such expenses through the issuance of 50,000 shares of its restricted stock at a price of $0.15 per share, which was approximately 48% of the bid price for the Company's common stock on the OTC Bulletin Board on the date the agreement was made. During the quarter, the board of directors also determined to meet on a regular basis once each quarter and to compensate the individual directors at the rate of $100 per meeting attended by them.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

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

                                   Concept Capital Corporation

Date:   August  14, 2000           By  /s/  T.  Kent Rainey
                                    T. Kent Rainey, President
                                   (Principal Accounting and
                                              Financial Officer)