Form 10QSB
period 2000-09-30
CONCEPT CAPITAL CORP
filed 2000-11-13
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE  QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2000

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

                          (801)364-2538
                    (Issuer's telephone number)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
     As of November 8, 2000, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

     Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2000 and December 31, 1999, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and for the period from inception on May 21, 1985 through September 30, 2000, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2000 and 1999, and for the period from inception on May 21, 1985 through September 30, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 1999.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE



      Unaudited Condensed Balance Sheets,
        September 30, 2000 and December 31, 1999            2


      Unaudited Condensed Statements of Operations,
        for the three and nine months ended
        September 30, 2000 and 1999 and for the
        period from inception on May 21, 1985
        through September 30, 2000                          3

     Unaudited Condensed Statements of Cash Flows,
       for the nine months ended September 30, 2000
       and 1999 and for the period from inception
       on May 21, 1985 through September 30, 2000       4 - 5


     Notes to Unaudited Condensed Financial Statements  6 - 8

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  252,751   $  254,522
  Prepaid expense                                539            -
                                         ___________  ___________
        Total Current Assets                 253,290      254,522
                                         ___________  ___________
                                          $  253,290   $  254,522
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      100
  Accrued income taxes                             -           50
                                         ___________  ___________
        Total Current Liabilities                  -          150
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    4,425,000 and 4,375,000 shares
    issued and outstanding                     4,425        4,375
  Capital in excess of par value             250,830      243,380
  Earnings (deficit) accumulated during
    the development stage                     (1,965)       6,617
                                         ___________  ___________
        Total Stockholders' Equity           253,290      254,372
                                         ___________  ___________
                                          $  253,290   $  254,522
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

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                        For the Three    For the Nine   From Inception
                        Months Ended     Months Ended     on May 21,
                        September 30,    September 30,   1985 Through
                     _________________ _________________ September 30,
                       2000     1999     2000     1999       2000
                     ________ ________ ________ ________ ____________
REVENUE:             $      - $      - $      - $      - $          -
                     ________ ________ ________ ________ ____________
     Total Revenues         -        -        -        -            -
                     ________ ________ ________ ________ ____________
OPERATING EXPENSES:
 General and
   administrative       3,112       64   19,495   20,954       96,367
 Amortization               -        -        -        -          500
                     ________ ________ ________ ________ ____________
     Total Operating
       Expenses        (3,112)     (64) (19,495) (20,954)     (96,867)
                     ________ ________ ________ ________ ____________
OTHER INCOME
  (EXPENSE):
 Interest, dividends,
   and capital gain
   distributions        3,814    2,941   10,913    8,563      143,690
 Gain from sale of
   available-for-sale
   securities               -        -        -   10,138       19,334
 Loss on sale or
   abandonment of
   available-for-sale
   securities               -        -        -        -      (61,763)
                     ________ ________ ________ ________ ____________
     Total Other
       Income
      (Expenses)        3,814    2,941   10,913   18,701      101,261
                     ________ ________ ________ ________ ____________
INCOME (LOSS) BEFORE
  INCOME TAXES            702    2,877   (8,582)  (2,253)       4,394

CURRENT TAX EXPENSE         -        -        -        -        6,359

DEFERRED TAX EXPENSE        -        -        -        -            -
                     ________ ________ ________ ________ ____________
NET INCOME (LOSS)    $    702 $  2,877 $ (8,582)$ (2,253)$     (1,965)
                     ________ ________ ________ ________ ____________
INCOME (LOSS) PER
  COMMON SHARE       $    .00 $    .00 $   (.00)$   (.00)$       (.00)
                     ________ ________ ________ ________ ____________



















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                         For the Nine   From Inception
                                         Months Ended     on May 21,
                                         September 30,   1985 Through
                                       _________________ September 30,
                                         2000     1999       2000
                                       ________ ________ ____________
Cash Flows From Operating Activities:
 Net income                            $ (8,582)$ (2,253)$     (1,965)
 Adjustments to reconcile net
   income (loss) to net cash
   used by operating activities:
    Stock issued for services
      rendered                            7,500        -        7,500
    Amortization expense                      -        -          500
    Net realized (gain) loss on
      disposition of securities               -  (10,138)      42,429
    Changes in assets and liabilities:
     (Decrease) in accounts
       payable                             (100)    (600)           -
       Increase (decrease) in income
         taxes payable                      (50)  (1,623)           -
       (Increase) in prepaid expenses      (539)    (541)        (539)
       (Increase) deferred income
         taxes                                -        -          -
                                       ________ ________ ____________
        Net Cash Provided (Used) by
          Operating Activities           (1,771) (15,155)      47,925
                                       ________ ________ ____________
Cash Flows From Investing Activities:
 Payment of organization costs                -        -         (500)
 Proceeds from sale of securities             -  132,637      259,032
 Purchase of securities                       -        -     (301,461)
                                       ________ ________ ____________
        Net Cash Provided (Used) by
          Investing Activities                -  132,637      (42,929)
                                       ________ ________ ____________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance          -  105,000      262,000
 Payments for stock offering costs            -        -      (14,245)
                                       ________ ________ ____________
        Net Cash Provided by Financing
          Activities                          -  105,000      247,755
                                       ________ ________ ____________
Net Increase (Decrease) in Cash          (1,771) 222,482      252,751

Cash at Beginning of Period             254,522   29,853            -
                                       ________ ________ ____________
Cash at End of Period                  $252,751 $252,335 $    252,751
                                       ________ ________ ____________
Supplemental Disclosures of Cash
 Flow Information:
 Cash paid during the period for:
   Interest                            $      - $      - $          -
   Income taxes                        $      - $  1,659 $      6,309










                           [Continued]

                      CONCEPT CAPITAL CORP.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                           [CONTINUED]


Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the nine months ended September 30, 2000
     The Company issued 50,000 shares of common stock for services rendered at $7,500 (or at $0.15 per share).

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Concentration of Credit Risk - As of September 30, 2000, the Company had cash balances in excess of federally insured amounts of approximately $152,751.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available operating loss or tax credit carryforwards of approximately $1,900, which may be applied against future taxable income and which expire in various years through 2020.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [CONTINUED]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets is approximately $660 as of September 30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,900 during the nine months ended September 30, 2000.

NOTE 5 - CHANGE IN CONTROL

  During March 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See
  Note 3] giving them a 60% controlling interest in the Company. The former officers and directors resigned and the individual was elected as the new president and a member of the board of directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the period ended September 30, 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space. The Company paid approximately $1,617 for the nine months ended September 30, 2000 for its share of the office space.

NOTE 7 - EARNINGS PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                        For the Three     For the Nine    From Inception
                        Months Ended      Months Ended      on May 21,
                        September 30,     September 30,    1985 Through
                      ___________________________________ September 30,
                       2000     1999      2000     1999       2000
                   _________ _________ _________ _________  __________
   Income (loss)
    from continuing
    operations
    applicable to
    common
    stockholders
   (numerator)     $    702  $  1,386  $ (8,582) $ (2,253)  $  (1,965)
                   _________ _________ _________ _________  __________

   Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period
   (denominator)   4,425,000 4,375,000 4,401,277 3,788,462   1,911,344
                   _________ _________ _________ _________  __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 2000, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $253,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date:   November  8, 2000               By /s/ T.  Kent  Rainey
                                        T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)