Form 10KSB
period 2000-12-31
CONCEPT CAPITAL CORP
filed 2001-03-30
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-KSB

(Mark One)
[ X ]Annual  report  pursuant  to section 13 or 15(d)  of  the  Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[   ]Transition report under section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number 0-25901

                        CONCEPT CAPITAL CORP.
         (Name of small business issuer in its charter)

          Utah                                     87-0422564
(State or other jurisdiction                 (IRS  Employer Identification
of incorporation or organization)             No.)

175 South Main Street, Suite 1210, Salt Lake City, Utah        84111
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

The issuer's revenues for the fiscal year ended December 31, 2000, were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). As of March 26, 2001, based on the bid quotation of $0.1875 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $520,313.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date. As of March 26, 2001, there were outstanding 4,425,000 Shares of the Issuer=s Common Stock, par value $0.001.

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

Part I

Item 1.  Description of Business

History

     Concept Capital Corporation (the ARegistrant@ or the "Company") was organized under the laws of the State of Utah on May 21, 1985 for the purpose of seeking business opportunities for acquisition or participation by the Company. In connection with its organization, the Company sold 300,000 shares of its restricted common stock to its original officers and directors and their associates for $0.04 per share, or an aggregate of
$12,000. During 1985, the Company completed a public offering of 1,450,000 shares of common stock at an offering price of $0.10 per share, from which the Company received net proceeds of approximately $131,755 after deducting the costs of the offering. The offering was conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation A and was registered by qualification in the State of Utah.

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

     During May 2000, the Company issued 50,000 shares of its restricted stock as payment for legal services in the amount of $7,500, or $0.15 per share.

     Since its organization in 1985, the Company has not engaged in active business operations and its activities have consisted of its search for and evaluation of potential business opportunities for acquisition or participation by the Company. During this period, the Company has incurred limited operating expenses necessary to maintain its status as a corporation in good standing and has incurred expenses in connection with its search for and evaluation of potential business opportunities. The Company has evaluated several business opportunities since the date of its organization but has not acquired any business opportunity. Due to the lack of active operations and the Company=s stated purpose of seeking to acquire a currently unknown business opportunity, the Company may be classified as a Ablank check@ company subject to all the risks of a new business together with the substantial risks associated with the search for and acquisition of business opportunities.

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

     The Company will most likely acquire a business opportunity by issuing shares of the Company's common stock to the owners of the business opportunity. Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be "tax-free" under Sections 351 or 368 of the Internal Revenue Code of 1986 (the "Code"). In an exchange of property for Common Stock under Section 351 of the Code, the tax free status of the transaction depends on the issuance of shares of the Company's Common Stock to transferors of the business opportunity in an amount equal to at least 80% of the Common Stock of the Company outstanding immediately following the transaction. In a transaction of this type, the current shareholders would retain 20% or less of the total issued and outstanding shares of the Company. Section 368 of the Code provides for tax free treatment of certain business reorganizations between corporate entities where one corporation is merged with, or acquires the securities or assets of, another corporation. Generally, the Company will be the acquiring corporation in a Section 368 business reorganization, and the tax free status of the transaction will not depend on the issuance of any specific amount of the Company's Common Stock. It is not uncommon however, that as a negotiated element of a
Section 368 transaction involving a blank check company, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the acquiring corporation's securities immediately after the transaction. Therefore, there is a substantial possibility that in a Section 368 transaction involving the Company, current shareholders may retain 50% or less of the total issued and outstanding shares of the Company. A business opportunity acquisition structured as a tax free reorganization under Sections 351 or 368 of the Code may result in substantial additional dilution to the equity of those who were shareholders of the Company prior to the acquisition.

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

     It is anticipated that securities issued in a transaction of this type would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions or at specified times thereafter. The issuance of a substantial number of additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive affect on the market price for the Company=s common stock.

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

Competition

     The Company encounters substantial competition in its efforts to locate a business opportunity. The primary competition for desirable investments comes from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Most of these entities have signifi cantly greater experience, resources, and managerial capabilities than the Company and are in a better position than the Company to obtain access to attractive business opportunities.

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

Risk Factors

The Company is a "blank check" Company with no specified business plan and shareholders are unable to determine the future activities of the Company.

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

The Company has a limited amount of capital for use in locating, investigating and acquiring a business opportunity, which will prevent the Company from acquiring a business opportunity that has capital requirements greater than the Company=s resources.

     As of December 31, 2000, the Company had assets in the form of cash and cash equivalents in the amount of approximately $255,000 which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

The Company may issue a substantial number of additional shares in the future which could significantly dilute the ownership interest of current shareholders.

     It is likely that the Company would acquire an interest in a business opportunity through a reverse merger or other business reorganization involving the issuance by the Company of additional shares of the Company's Common Stock. It is also likely that the Company would issue a controlling interest to the shareholders of the acquired company in which event the ownership interest of current shareholders would be substantially diluted. The board of directors, acting without shareholder approval, has authority to issue all or any part of the authorized but unissued stock of the Company. Thus, the board of directors could issue up to 45,575,000 additional shares of Common Stock without shareholder approval. (See "Item 1. Business: Business Plan.")

The Company has had no history of operations and shareholders are unable to effectively evaluate the Company for investment purposes because its has not begun operations and it has not selected or established a business model.

     The Company was incorporated under the laws of the state of Utah in 1985, and has had no operations or significant revenues from operations. The Company faces all of the risks inherent in any new business, together with those risks specifically inherent in the search for and acquisition of business opportunities.

There is a limited market for the Company=s common stock and there can be assurance that the market will continue in the future.

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

The officers, directors and principal shareholders of the Company control a majority of its common stock and are effectively able to determine the policies and practices of the Company.

     The officers, directors and principal shareholders of the Company own approximately 55.8% of the Company's outstanding shares of common stock. As a result, these shareholders may effectively be able to control the management and policies of the Company through their ability to determine the outcome of elections for the Company's board of directors and other matters requiring the vote or consent of shareholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock is included on the OTC Bulletin Board under the symbol "CTCY." The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 1999 and 2000.

                         High Bid   Low Bid
     1999
     First Quarter       $ 0.125    $ 0.03125
     Second Quarter        0.25       0.125
     Third Quarter         0.3125     0.25
     Fourth Quarter        0.3125     0.3125

                         High Bid   Low Bid
     2000
     First Quarter       $ 0.3125   $ 0.1875
     Second Quarter        0.5625     0.25
     Third Quarter         0.4375     0.3125
     Fourth Quarter        0.4375     0.3125

On March 26, 2000, the inside quotations for the Company=s common stock on the OTC Bulletin Board were $0.1875 bid and $0.5625 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

     No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future.

     At March 26, 2001, there were 74 holders of record of the Company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by the Company's transfer agent.

Transfer Agent

     Atlas Stock Transfer Company, 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151, serves as transfer agent and registrar for the Company's common stock.

Recent Sales of Unregistered Securities

     During May 2000, the Company issued 50,000 restricted shares of its common stock as payment of $7,500 in legal fees. No underwriter was involved in the foregoing transaction and the shares were sold by the
Company directly to the investor. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchaser acknowledged that he was purchasing Arestricted securities@ which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.

Item 6.  Management=s Discussion and Analysis or Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company=s officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a Adue diligence@ review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2000, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $256,000. The Company anticipates that the interest income it earns on that amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company=s assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

       Financial Statements, December 31, 2000
          Independent Auditors' Report
          Balance Sheet, December 31, 2000
          Statements of Operations, for the years ended December 31,  2000 and 1999 and from inception on May 21, 1985 through December 31, 2000
          Statements of Comprehensive Income (Loss), for the years ended December 31, 2000 and 1999 and from inception on May 21, 1985 through December 31, 2000
          Statement  of  Stockholders' Equity, from inception on  May  21,
               1985 through December 31, 2000
          Statements of Cash Flows, for the years ended December 31,  2000 and 1999 and from inception on May 21, 1985 through December 31, 2000
          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                     Age                  Title*

T. Kent Rainey                52          President and Director

William P. Archer             50          Vice President and Director

Vicki L. Rainey               52          Secretary, Treasurer and Director
_________________________

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

     Certain biographical information of the Company=s directors and officers is set forth below.

     T. Kent Rainey, age 52, is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 26 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

     William P. Archer, age 50, is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

     Vicki L. Rainey, age 52, is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2000 have been timely filed.

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

     During the second quarter of 2000, the board of directors determined to compensate the individual directors at the rate of $100 per meeting attended by them. Each of the Company=s directors was paid $100 in directors= fees during the 2000 fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 26, 2001, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On March 26, 2001, there were outstanding 4,425,000 shares of the Company=s common stock.

                              Number of
    Name                      Shares Owned(1)           Percent  of Class

Principal Shareholders
Byron B. Barkley(2)           411,000                         9.3%
Tyler K. Rainey(3)            410,000                         9.3%

Officers and Directors(4)
T. Kent Rainey(5)             800,000                        18.1%
William P. Archer             750,000                        16.9%
Vicki L. Rainey(5)            100,000                         2.3%

All Officers and Directors    1,650,000                      37.3%
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

Exhibit   SEC
No.       Reference No.       Title of Document             Location

3.1         3              Articles of Incorporation      Exhibit 3.1 to
                           and amendments thereto         Form 10-SB filed
                                                          April 29, 1999*

3.2         3              Bylaws                         Exhibit 3.2 to
                                                          Form 10-SB filed
                                                          April 29, 1999*

     *Incorporated by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONCEPT CAPITAL CORPORATION
                                  (Registrant)


Date: March 27, 2001              By /s/ T. Kent Rainey
                                  T. Kent Rainey, President


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


Dated: March 27, 2000             By /s/ T. Kent Rainey
                                  T. Kent Rainey
                                  President and Director
                                  (Principal Executive Officer)


Dated: March 27, 2000             By /s/ William P. Archer
                                  William P. Archer
                                  Vice President and Director


Dated: March 27, 2000             By /s/ Vicki L. Rainey
                                  Vicki L. Rainey
                                  Secretary and Director
                                  (Principal Accounting Officer)

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        - Balance Sheet, December 31, 2000                   2


        -  Statements of Operations, for the
             years ended December 31, 2000 and
             1999, and from inception on May 21,
             1985 through December 31, 2000                  3


        -  Statements of Comprehensive Income (Loss),
            for the years ended December 31, 2000 and
            1999 and from inception on May 21, 1985
            through December 31, 2000                        4


        - Statement of Stockholder's Equity, from
            inception on May 21, 1985 through
            December 31, 2000                            5 - 7


        -  Statements of Cash Flows, for the years
             ended December 31, 2000 and 1999 and
             from inception on May 21, 1985 through
             December 31, 2000                               8


        -  Notes to Financial Statements                9 - 11

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 2000, and the related statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on May 21, 1985 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 2000 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.



PRITCHETT, SILER & HARDY P.C.
January 10, 2001
Salt Lake City, Utah

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                          BALANCE SHEET


                             ASSETS


                                                      December 31,
                                                          2000
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  254,979
  Tax receivable                                            1,175
                                                       __________

        Total Current Assets                           $  256,154
                                                       __________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                       __________

        Total Current Liabilities                               -
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings accumulated during
   the development stage                                      899
                                                       __________
        Total Stockholders' Equity                        256,154
                                                       __________
                                                       $  256,154
                                                       __________


















  The accompanying notes are an integral part of this financial statement.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                         For the     From Inception
                                        Year Ended     on May 21,
                                       December 31,   1985 Through
                                     ________________ December 31,
                                       2000     1999      2000
                                     ________ ________ _________
REVENUE:                             $      - $      - $       -
                                     ________ ________ _________
     Total Revenues                         -        -         -
                                     ________ ________ _________

OPERATING EXPENSES:
  General and administrative           21,683   21,622    98,555
  Amortization                              -        -       500
                                     ________ ________ _________
     Total Expenses                   (21,683) (21,622)  (99,055)
                                     ________ ________ _________

OTHER INCOME (EXPENSE):
  Interest, dividends and capital
   gain distributions                  14,790   11,777   147,567
  Gain from sale of available-for-sale
   securities                               -   10,138    19,334
  Loss on sale or abandonment of
   available-for-sale securities            -        -   (61,763)
                                     ________ ________ _________
     Total Other Income (Expenses)     14,790   21,915   105,138
                                     ________ ________ _________
INCOME (LOSS) BEFORE INCOME TAXES                  293     6,083

CURRENT TAX EXPENSE (BENEFIT)          (1,175)      50     5,184

DEFERRED TAX EXPENSE                        -        -         -
                                     ________ ________ _________

NET INCOME (LOSS)                    $ (5,718)$    243 $     899
                                     ________ ________ _________

INCOME (LOSS) PER COMMON SHARE       $   (.00)$    .00 $     .00
                                     ________ ________ _________









 The accompanying notes are an integral part of these financial statements.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

            STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                         For the      From Inception
                                        Year Ended      on May 21,
                                       December 31,    1985 Through
                                    __________________ December 31,
                                      2000      1999      2000
                                    ________  ________  _________

NET INCOME                          $ (5,718) $    243  $     899

OTHER COMPREHENSIVE INCOME:

 Net unrealized gain(loss) on
   available-for-sale securities,
   net of tax ($2,332 tax during
   year ended December 31, 1999)           -    (9,331)   (33,943)

 Reclassification adjustment for
   realized gains (losses) on
   available-for-sale securities,
   net of tax ($2,027 tax during
   year ended December 31, 1999)           -    (8,111)    33,943
                                    ________  ________  _________
COMPREHENSIVE INCOME (LOSS)         $ (5,718) $(17,199) $     899
                                    ________  ________  _________


























 The accompanying notes are an integral part of these financial statements.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON MAY 21, 1985

                    THROUGH DECEMBER 31, 2000


                                                                 Earnings
                                                                Accumulated
                                   Common Stock     Capital in  During the
                               _____________________ Excess of  Development
                                 Shares     Amount   Par Value     Stage
                               __________ __________ __________ __________
BALANCE, May 21, 1985                   - $        - $        -  $       -

Issuance of 300,000 shares of
  common stock for cash,
  May 1985 at $.04
  per share                       300,000        300     11,700          -

Net income for the period
  ended December 31, 1985               -          -          -        341
                               __________ __________ __________ __________
BALANCE, December 31, 1985        300,000        300     11,700        341

Issuance of 1,450,000 shares
  of common stock for cash,
  July 1986 at $.10 per share,
  net of stock offering costs
  of $13,245                    1,450,000      1,450    130,305          -

Net income for the year
  ended December 31, 1986               -          -          -      3,243
                               __________ __________ __________ __________
BALANCE, December 31, 1986      1,750,000      1,750    142,005      3,584

Net loss for the year
  ended December 31, 1987               -          -          -     (3,555)
                               __________ __________ __________ __________
BALANCE, December 31, 1987      1,750,000      1,750    142,005         29

Net income for the year
  ended December 31, 1988               -          -          -      5,965
                               __________ __________ __________ __________
BALANCE, December 31, 1988      1,750,000      1,750    142,005      5,994

Net income for the year
  ended December 31, 1989               -          -          -      8,787
                               __________ __________ __________ __________
BALANCE, December 31, 1989      1,750,000      1,750    142,005     14,781






                           [Continued]

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON MAY 21, 1985

                    THROUGH DECEMBER 31, 2000


                           [Continued]

                                                                 Earnings
                                                                Accumulated
                                   Common Stock     Capital in  During the
                               _____________________ Excess of  Development
                                 Shares     Amount   Par Value     Stage
                               __________ __________ __________ __________
Net loss for the year
  ended December 31, 1990               -          -          -    (23,653)
                               __________ __________ __________ __________
BALANCE, December 31, 1990      1,750,000      1,750    142,005
(8,872)

Net income for the year
  ended December 31, 1991               -          -          -      4,298
                               __________ __________ __________ __________
BALANCE, December 31, 1991      1,750,000      1,750    142,005     (4,574)

Net loss for the year
  ended December 31, 1992              -           -          -    (11,362)
                               __________ __________ __________ __________
BALANCE, December 31, 1992      1,750,000      1,750    142,005    (15,936)

Net loss for the year
  ended December 31, 1993               -          -          -     (1,172)
                               __________ __________ __________ __________
BALANCE, December 31, 1993      1,750,000      1,750    142,005    (17,108)

Net loss for the year
  ended December 31, 1994               -          -          -    (13,921)
                               __________ __________ __________ __________
BALANCE, December 31, 1994      1,750,000      1,750    142,005    (31,029)

Net income for the year
  ended December 31, 1995               -          -          -      7,218
                               __________ __________ __________ __________
BALANCE, December 31, 1995      1,750,000      1,750    142,005    (23,811)

Net income for the year
  ended December 31, 1996               -          -          -      7,589
                               __________ __________ __________ __________
BALANCE, December 31, 1996      1,750,000      1,750    142,005    (16,222)








                           [Continued]

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON MAY 21, 1985

                    THROUGH DECEMBER 31, 2000


                           [Continued]


                                                                 Earnings
                                                                Accumulated
                                   Common Stock     Capital in  During the
                               _____________________ Excess of  Development
                                 Shares     Amount   Par Value     Stage
                               __________ __________ __________ __________
Net income for the year
  ended December 31, 1997               -          -          -      7,366
                               __________ __________ __________ __________
BALANCE, December 31, 1997      1,750,000      1,750    142,005     (8,856)

Net income for the year
  ended December 31, 1998               -          -          -     15,230
                               __________ __________ __________ __________
BALANCE, December 31, 1998      1,750,000      1,750    142,005      6,374

Issuance of 2,625,000 shares
  common stock for cash,
  March 1999 at $.04 per
  share, net of stock
  offering costs of $1,000      2,625,000      2,625    101,375          -

Net income for the year ended
  December 31, 1999                     -          -          -        243
                               __________ __________ __________ __________
BALANCE, December 31, 1999      4,375,000      4,375    243,380      6,617

Issuance of 50,000 shares of
  common stock for legal
  services rendered,
  May 2000 at $.15 per share       50,000         50      7,450          -

Net income (loss) for the year
  ended December 31, 2000               -          -          -     (5,718)
                               __________ __________ __________ __________
BALANCE, December 31, 2000      4,425,000 $    4,425 $  250,830 $      899
                               __________ __________ __________ __________












 The accompanying notes are an integral part of these financial statements.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS


                                           For the      From Inception
                                          Year Ended      on May 21,
                                         December 31,    1985 Through
                                      __________________ December 31,
                                        2000      1999      2000
                                      ________  ________  _________
Cash Flows From Operating Activities:
  Net income                          $ (5,718) $    243  $     899
  Adjustments to reconcile net
   income (loss) to net cash
   used by operating activities:
     Amortization expense                    -         -        500
     Net realized (gain) loss on
      disposition of Securities              -   (10,138)    42,429
     Non-cash expense                    7,500         -      7,500
     Changes in assets and
      liabilities:
       Increase in tax receivable       (1,175)        -     (1,175)
       (Decrease) in accounts payable     (100)     (500)         -
       (Decrease) in income taxes
         payable                           (50)   (1,573)         -
                                      ________  ________  _________
         Net Cash Provided (Used)
          by Operating Activities          457   (11,968)    50,153
                                      ________  ________  _________
Cash Flows From Investing Activities:
  Payment of organization costs              -         -       (500)
  Proceeds from sale of securities           -   132,637    259,032
  Purchase of securities                     -         -   (301,461)
                                      ________  ________  _________
         Net Cash Provided (Used)
          by Investing Activities            -   132,637    (42,929)
                                      ________  ________  _________
Cash Flows From Financing Activities
  Proceeds from common stock issuance        -   105,000    262,000
  Payments for stock offering costs          -    (1,000)   (14,245)
                                      ________  ________  _________
         Net Cash Provided by
          Financing Activities               -   104,000    247,755
                                      ________  ________  _________
Net Increase (Decrease) in Cash            457   224,669    254,979

Cash at Beginning of Year              254,522    29,853          -
                                      ________  ________  _________
Cash at End of Year                   $254,979  $254,522  $ 254,979
                                      ________  ________  _________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $      -  $      -  $       -
    Income taxes                      $     50  $  1,659  $   6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2000:
    The Company issued 50,000 shares of common stock for legal services rendered valued at $7,500

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

                NOTES TO THE FINANCIAL STATEMENTS

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

  Concentration of Credit Risk - As of December 31, 2000, the Company had cash balances in excess of federally insured amounts of approximately $155,000.

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

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during 1999.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                NOTES TO THE FINANCIAL STATEMENTS


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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available operating loss or tax credit carryforwards of approximately $1,362, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets is approximately $204 as of December 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $204 during the year ended December 31, 2000.

                   CONCEPT CAPITAL CORPORATION
                  [A Development Stage Company]

                NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - CHANGE IN CONTROL

  During March 1999, an individual and six other investors purchased 2,625,000 shares of common stock of the Company [See
  Note 3] giving them a 60% controlling interest in the Company. The former officers and directors resigned and the individual was elected as the new president and a member of the board of directors.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers during the years ended December 31, 2000 and 1999. However, director fees of $100 per director were paid during 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. Beginning in April 1999, the Company has agreed to pay $180 rent per month for its share of the office space. The Company paid approximately $2,156 and $1,600 during the years ended December 31, 2000 and 1999 for its share of the office space.

NOTE 7 - EARNINGS PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                          For the       From Inception
                                         Year Ended       on May 21,
                                        December 31,     1985 Through
                                     ___________________ December 31,
                                       2000      1999       2000
                                     _________ _________ __________
     Income (loss) from continuing
       operations applicable to
       common stockholders
       (numerator)                    $ (5,718) $    243  $     899
                                     _________ _________ __________
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during  the period
       (denominator)                 4,407,240 3,936,301  1,951,894
                                     _________ _________ __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.