Form 10QSB
period 2001-03-31
CONCEPT CAPITAL CORP
filed 2001-05-15
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
             EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
             MARCH 31, 2001

[     ]     TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE   ACT  OF  1934 FOR  THE  TRANSITION
            PERIOD  FROM _______________ TO  _______________


Commission file number 0-25901

                   CONCEPT CAPITAL CORPORATION
 (Exact name of small business issuer as specified in charter)

              UTAH                                          87-0422564
            -------                                        ------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

175 South Main Street, Suite 1210, Salt Lake City, Utah           84111
-------------------------------------------------------          -------
(Address of principal executive offices)                        (Zip Code)

                             (801) 364-2538
                            ----------------
                      (Issuer's telephone number)


                             Not Applicable
                            ----------------
(Former name, former address, and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]     No  [  ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes            No

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As  of  May  14, 2001, the issuer had outstanding 4,425,000 shares  of common stock, par value $0.001.

Transitional Small Business Disclosure Format
(Check one):

Yes  [   ]   No  [ X ]

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of March 31, 2001 and December 31, 2000, the related unaudited condensed statements of operations for the three months ended March 31, 2001 and 2000, and for the period from inception on May 21, 1985 through March 31, 2001, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and for the period from inception on May 21, 1985 through March 31, 2001. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2000. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  255,360   $  254,979
  Prepaid expense                              1,769            -
  Tax receivable                               1,175        1,175
                                         ___________  ___________
        Total Current Assets                 258,304      256,154
                                         ___________  ___________
                                          $  258,304   $  256,154
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $        -
  Accrued Income Taxes                           152            -
                                         ___________  ___________
        Total Current Liabilities                152            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Earnings accumulated during the
    development stage                          2,897        (899)
                                         ___________  ___________
        Total Stockholders' Equity           258,152      256,154
                                         ___________  ___________
                                          $  258,304   $  256,154
                                         ___________  ___________





Note: The Balance Sheet of December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                      For the Three  From Inception
                                       Months Ended   on May 21,
                                        March 31,     1985 Through
                                    _________________  March 31,
                                       2001     2000      2001
                                     ________ ________ _________
REVENUE:                             $      - $      -  $      -
                                     ________ ________ _________
     Total Revenues                         -        -         -
                                     ________ ________ _________

OPERATING EXPENSES:
 General and administrative             1,079      922    99,634
 Amortization                               -        -       500
                                     ________ ________ _________
     Total Operating Expenses         (1,079)    (922) (100,134)
                                     ________ ________ _________
OTHER INCOME (EXPENSE):
 Interest, dividends, and capital
   gain distributions                   3,229    3,485   150,796
 Gain from sale of
   available-for-sale securities            -        -    19,334
 Loss on sale or abandonment of
   available-for-sale securities            -        -  (61,763)
                                     ________ ________ _________

     Total Other Income (Expenses)      3,229    3,485   108,367
                                     ________ ________ _________

INCOME BEFORE INCOME TAXES              2,150    2,563     8,233

CURRENT TAX EXPENSE                       152      493     5,336

DEFERRED TAX EXPENSE                        -        -         -
                                     ________ ________ _________

NET INCOME                           $  1,998 $  2,070  $  2,897
                                    _________ ________ _________

INCOME PER COMMON SHARE              $    .00 $    .00  $    .00
                                    _________ ________ _________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three   From Inception
                                          Months Ended     on May 21,
                                           March 31,     1985 Through
                                     ___________________   March 31,
                                         2001     2000       2001
                                     __________ ________ ___________
Cash Flows From Operating Activities:
  Net income                         $  1,998   $  2,070 $   2,897
  Adjustments to reconcile net income
    (loss)  to net cash used by
    operating activities:
     Amortization expense                   -         -        500
     Net realized (gain) loss on
       disposition of securities            -         -     42,429
     Non-cash expense                       -         -      7,500
     Changes in assets and
        liabilities:
       (Increase) in tax receivable         -         -    (1,175)
       Increase (decrease) in income
         taxes payable                    152       493        152
       (Increase) in prepaid expenses (1,769)   (1,617)    (1,769)
                                     _________ ________ __________
        Net Cash Provided (Used)
          by Operating Activities         381       946     50,534
                                     _________ ________ __________
Cash Flows From Investing Activities:
  Payment of organization costs             -         -      (500)
  Proceeds from sale of securities                    -    259,032
  Purchase of securities                    -         -  (301,461)
                                     _________ ________ __________
        Net Cash Provided (Used)
          by Investing Activities           -         -   (42,929)
                                     _________ ________ __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance       -         -    262,000
  Payments for stock offering costs         -         -   (14,245)
                                     _________ ________ __________
        Net Cash Provided by
          Financing Activities              -         -    247,755
                                     _________ ________ __________
Net Increase (Decrease) in Cash           381       946    255,360

Cash at Beginning of Period           254,979   254,522          -
                                     _________ ________ __________
Cash at End of Period                $255,360  $255,468  $ 255,360
                                     _________ ________ __________
Supplemental Disclosures of
   Cash Flow Information:
  Cash paid during the period for:
    Interest                         $      -  $      -  $       -
    Income taxes                     $      -  $      -  $   6,309

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2001
     None

  For the period ended March 31, 2000:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

  Concentration of Credit Risk - As of March 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $155,300.

  Earnings(Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

           NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - COMMON STOCK

  During May 2000, the Company issued 50,000 shares of common stock for legal services rendered at $7,500 (or $0.15 per share).

  During March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 ($.04 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company did not have a net operating loss carryforward. There were no significant deferred tax assets or liabilities as of March 31, 2001.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

           NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the period ended March 31, 2001 and 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $585 for the three months ended March 31, 2001 for its share of the office space.

NOTE 5 - EARNINGS PER SHARE

  The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                         For the Three   From Inception
                                          Months Ended    on May 21,
                                           March 31,     1985 Through
                                        _________________  March 31,
                                          2001    2000       2001
                                       _________ _________ __________
     Income from continuing
       operations applicable to common
       stockholders (numerator)         $  1,998 $  2,070  $   2,897
                                       _________ _________ __________
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period (denominator) 4,425,000 4,375,000 1,990,316
                                       _________ _________ __________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2001, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $255,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date:    May   14,   2001              By   /s/  T.   Kent   Rainey
                                            T. Kent Rainey, President
                                            (Principal Accounting and
                                            Financial Officer)