Form 10QSB
period 2001-06-30
CONCEPT CAPITAL CORP
filed 2001-08-13
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of August 10, 2001, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2001 and December 31, 2000, the related unaudited condensed statements of operations for the three and six months ended June 30, 2001 and 2000, and for the period from inception on May 21, 1985 through June 30, 2001, and the related unaudited condensed statements of cash flows for the six months ended June 30, 2001 and 2000, and for the period from inception on May 21, 1985 through June 30, 2001. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2000. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  254,426   $  254,979
  Prepaid expense                              1,179            -
  Tax receivable                               1,175        1,175
                                         ___________  ___________
        Total Current Assets                 256,780      256,154
                                         ___________  ___________
                                          $  256,780   $  256,154
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      720   $        -
                                         ___________  ___________
        Total Current Liabilities                720            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Earnings accumulated during the
    development stage                            805          899
                                         ___________  ___________
        Total Stockholders' Equity           256,060      256,154
                                         ___________  ___________
                                          $  256,780   $  256,154
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

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                        For the Three      For the Six     From Inception
                         Months Ended     Months Ended       on May 21,
                           June 30,         June 30,        1985 Through
                      __________________ _________________    June 30,
                        2001      2000      2001    2000        2001
                     _________ _________ ________ ________ _____________
REVENUE                $     - $       - $      - $      - $        -
                     _________ _________ ________ ________ _____________
     Total Revenues          -         -        -        -          -
                     _________ _________ ________ ________ _____________
OPERATING EXPENSES:
 General and
  administrative         4,811    15,465    5,890   16,387    104,445
 Amortization                -         -        -        -        500
                     _________ _________ ________ ________ _____________
     Total Operating
       Expenses          4,811    15,465    5,890   16,387    104,945
                     _________ _________ ________ ________ _____________

LOSS FROM OPERATIONS    (4,811)  (15,465)  (5,890) (16,387)  (104,945)
                     _________ _________ ________ ________ _____________
OTHER INCOME
(EXPENSE):
 Interest, dividends,
   and capital gain
   distributions         2,567     3,618    5,796    7,103    153,363
 Gain from sale of
   available-for-sale
   securities                -         -        -        -     19,334
 Loss on sale or
   abandonment of
   available-for-sale
   securities                -         -        -        -    (61,763)
                     _________ _________ ________ ________ _____________
  Total Other Income
    (Expenses)           2,507     3,618    5,796    7,103    110,934
                     _________ _________ ________ ________ _____________
INCOME (LOSS) BEFORE
  INCOME TAXES          (2,244)  (11,847)     (94)  (9,284)     5,989

CURRENT TAX EXPENSE          -         -        -        -      5,184

DEFERRED TAX EXPENSE         -         -        -        -          -
                     _________ _________ ________ ________ _____________
NET INCOME (LOSS)    $  (2,244)$ (11,847)$    (94)$ (9,284)$      805
                     _________ _________ ________ ________ _____________
INCOME (LOSS) PER
  COMMON SHARE       $    (.00)$    (.00)$   (.00)$   (.00)$     .00
                     _________ _________ ________ ________ _____________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        For the Six     From Inception
                                        Months Ended      on May 21,
                                          June 30,       1985 Through
                                     ____________________  June 30,
                                        2001      2000      2001
                                     _________ __________ __________
Cash Flows From Operating Activities:
  Net income (loss)                  $     (94) $  (9,284)  $    805
  Adjustments to reconcile net income
    (loss)  to net cash used by
    operating activities:
     Stock issued for services rendered      -      7,500      7,500
     Amortization expense                    -          -        500
     Net realized (gain) loss
       on disposition of securities          -          -      2,429
     Changes in assets and liabilities:
       Increase (decrease) in
         accounts payable                  720       (100)       720
       Increase (decrease) in
         income taxes payable                -        (50)         -
       Decrease (increase) in
         prepaid expenses               (1,179)    (1,078)    (1,179)
       Decrease (increase) in
         tax receivable                      -          -     (1,175)
                                     __________ __________ __________
        Net Cash Provided (Used)
          by Operating Activities         (553)    (3,012)    49,600
                                     __________ __________ __________
Cash Flows From Investing Activities:
  Payment of organization costs              -          -       (500)
  Proceeds from sale of securities           -          -    259,032
  Purchase of securities                     -          -   (301,461)
                                     __________ __________ __________
        Net Cash Provided (Used)
          by Investing Activities            -          -    (42,929)
                                     __________ __________ __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance        -          -    262,000
  Payments for stock offering costs          -          -    (14,245)
                                     __________ __________ __________
        Net Cash Provided by
          Financing Activities               -          -    247,755
                                     __________ __________ __________
Net Increase (Decrease) in Cash           (553)    (3,012)   254,426

Cash at Beginning of Period            254,979    254,522          -
                                     __________ __________ __________
Cash at End of Period                $ 254,426  $ 251,510  $ 254,426
                                     __________ __________ __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $       -  $       -  $       -
    Income taxes                     $       -  $       -  $   6,309

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through June 30, 2001:
    The Company issued 50,000 shares of common stock for services rendered valued at $7,500 (or at $0.15 per share).


 The accompanying notes are an integral part of these unaudited condensed financial statements]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

           NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Concept Capital Corporation "the Company" was organized under the laws of the State of Utah on May 21, 1985. The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

  Concentration of Credit Risk - As of June 30, 2001, the Company had cash balances in excess of federally insured amounts of approximately $154,426.

  Earnings (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001, an operating loss carryforward of approximately $1,450, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $500 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 is approximately $500.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

           NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the periods ended June 30, 2001 and 2000. However, director fees of $100 per director were paid during May 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $590 and $539 for the three months ended June 30, 2001 and 2000, respectively, for its share of the office space.

NOTE 5 - EARNINGS PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                               For the Three       For the Six   From Inception
                                Months Ended      Months Endedon     May 21,
                                  June 30,           June 30,      1985 Through
                             ___________________ ___________________ June 30,
                                2001      2000     2001      2000      2001
                             _________ _________ _________ _________ _________
   Income from continuing _
   operations applicable to
   common stockholders
   (numerator)               $ (2,244) $(11,847) $    (94) $ (9,284) $    805
                             _________ _________ _________ _________ _________
   Weighted average number of
   common shares outstanding
   used in earnings per share
   during   the  period
   (denominator)             4,425,000 4,403,571 4,425,000 4,389,286 2,027,970
                             _________ _________ _________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2001, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $254,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date:   August  13,  2001                        By   /s/  T.  Kent  Rainey
                                                      T. Kent Rainey, President
                                                      (Principal Accounting and
                                                      Financial Officer)