Form 10QSB
period 2001-09-30
CONCEPT CAPITAL CORP
filed 2001-11-13
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[     ]     TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES      EXCHANGE   ACT  OF  1934 FOR THE  TRANSITION  PERIOD  FROM
________ TO _______


Commission file number 0-25901

                     CONCEPT CAPITAL CORPORATION
 (Exact name of small business issuer as specified in charter)

              UTAH
                                                           87-0422564
(State or other jurisdiction of organization)         (I.R.S. Employer
                                                       incorporation or
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

     As of November 9, 2001, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2001 and December 31, 2000, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, and for the period from inception on May 21, 1985 through September 30, 2001, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2001 and 2000, and for the period from inception on May 21, 1985 through September 30, 2001. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2000. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


       -  Unaudited Condensed Balance Sheets, September 30,
            2001 and December 31, 2000                             2


       -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2001 and 2000 and for the period from
            inception on May 21, 1985 through September
            30, 2001                                               3

       -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2001 and
            2000 and for the period from inception on May 21,
            1985 through September 30, 2001                        4


       -  Notes to Unaudited Condensed Financial Statements    5 - 7

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $  254,403   $  254,979
  Prepaid expense                                590            -
  Tax receivable                                 861        1,175
                                         ___________  ___________
        Total Current Assets                 255,854      256,154
                                         ___________  ___________
                                          $  255,854   $  256,154
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,060   $        -
                                          ___________  __________
        Total Current Liabilities              1,060            -
                                          ___________  __________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Earnings (deficit) accumulated
    during the development stage                (461)         899
                                          ___________  __________
        Total Stockholders' Equity           254,794      256,154
                                          ___________  __________
                                          $  255,854   $  256,154
                                          ___________  __________





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

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                           For the Three       For the Nine     From Inception
                            Months Ended       Months Ended       on May 21,
                            September 30,      September 30,     1985 Through
                         __________________  ___________________ September 30,
                           2001      2000      2001      2000        2001
                         ________  ________  ________  _________  __________
REVENUE                $     - $      - $      - $     -  $      -
                         ________  ________  ________  _________  __________
     Total Revenue           -        -        -       -         -
                         ________  ________  ________  _________  __________

OPERATING EXPENSES:
 General and
   administrative           3,152     3,112     9,042     19,495     107,597
 Amortization                   -         -         -          -         500
                         ________  ________  ________  _________  __________
     Total Operating
       Expenses             3,152     3,112     9,042     19,495     108,097
                         ________  ________  ________  _________  __________

LOSS FROM OPERATIONS       (3,152)   (3,112)   (9,042)   (19,495)   (108,097)
                         ________  ________  ________  _________  __________

OTHER INCOME (EXPENSE):
 Interest, dividends,
   and capital gain
   distributions            1,886     3,814     7,682     10,913     155,249
 Gain from sale of
   available-for-sale
   securities                   -         -         -          -      19,334
 Loss on sale or
   abandonment of
   available-for-sale
   securities                   -         -         -          -     (61,763)
                         ________  ________  ________  _________  __________
  Total Other Income
    (Expense)               1,886     3,814     7,682     10,913     112,820
                         ________  ________  ________  _________  __________
INCOME (LOSS) BEFORE
  INCOME TAXES             (1,266)      702    (1,360)    (8,582)      4,723

CURRENT TAX EXPENSE             -         -         -          -       5,184

DEFERRED TAX EXPENSE            -         -         -          -           -
                         ________  ________  ________  _________  __________
NET INCOME (LOSS)        $ (1,266) $    702  $ (1,360) $  (8,582) $     (461)
                         ________  ________  ________  _________  __________
INCOME (LOSS) PER
  COMMON SHARE           $   (.00) $   (.00) $   (.00) $    (.00) $     (.00)
                         ________  ________  ________  _________  __________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           CONCEPT CAPITAL CORP.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                For the Nine  From Inception
                                                Months Ended    on May 21,
                                                September 30,  1985 Through
                                             __________________September 30,
                                               2001      2000       2001
                                             ________  ________  __________
Cash Flows From Operating Activities:
  Net income (loss)                          $ (1,360) $ (8,582)  $    (461)
  Adjustments to reconcile net income
    (loss)  to net cash used by operating
    activities:
     Non-cash services rendered                     -     7,500       7,500
     Amortization expense                           -         -         500
     Net realized (gain) loss on
       disposition of securities                    -         -      42,429
     Changes in assets and liabilities:
       Increase (decrease) in accounts
         payable                                1,060      (100)      1,060
       Increase (decrease) in income
         taxes payable                              -       (50)          -
       Decrease (increase) in prepaid
         expenses                                (590)     (539)       (590)
       Decrease (increase) in tax receivable      314         -        (861)
                                             ________  ________  __________
        Net Cash Provided (Used) by
          Operating Activities                   (576)   (1,771)     49,577
                                             ________  ________  __________
Cash Flows From Investing Activities:
  Payment of organization costs                     -         -        (500)
  Proceeds from sale of securities                  -         -     259,032
  Purchase of securities                            -         -    (301,461)
                                             ________  ________  __________
        Net Cash Provided (Used) by
          Investing Activities                      -         -     (42,929)
                                             ________  ________  __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance               -         -     262,000
  Payments for stock offering costs                 -         -     (14,245)
                                             ________  ________  __________
        Net Cash Provided by
          Financing Activities                      -         -     247,755
                                             ________  ________  __________
Net Increase (Decrease) in Cash                  (576)   (1,771)    254,403

Cash at Beginning of Period                   254,979   254,522           -
                                             ________  ________  __________
Cash at End of Period                        $254,403  $252,751  $  254,403
                                             ________  ________  __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                 $      -  $      -  $        -
    Income taxes                             $      -  $      -  $    6,309

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through September 30, 2001:
   The Company issued 50,000 shares of common stock for services rendered valued at $7,500 (or at $0.15 per share).





 The accompanying notes are an integral part of these unaudited condensed financial statements]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Concept Capital Corporation ("the Company") was organized under the laws of the State of Utah on May 21, 1985. The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

  Concentration of Credit Risk - As of September 30, 2001, the Company had cash balances in excess of federally insured amounts of approximately $154,403.

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001, an operating loss carryforward of approximately $2,700, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $925 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $460.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers during the periods ended September 30, 2001 and 2000. However, director fees of $100 per director were paid during May 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,764 and $1,617 for the nine months ended September 30, 2001 and 2000, respectively, for its share of the office space.

NOTE 5 - EARNINGS PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                              For the Three       For the Nine  From Inception
                               Months Ended       Months Endedon    May 21,
                              September 30,       September 30,  1985 Through
                           ___________________ __________________September 30,
                              2001      2000     2001       2000      2001
                           _________ _________ _________ _________ _________
   Income (loss) from
    continuing operations
    applicable to common
    stockholders
    (numerator)            $ (1,266) $     702 $ (1,360) $ (8,582) $   (461)
                           _________ _________ _________ _________ _________
   Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period
    (denominator)          4,425,000 4,425,000 4,425,000 4,401,277 2,064,872
                           _________ _________ _________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 2001, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $253,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date:    November   12,  2001                By  /S/ T. Kent Rainey
                                                 T. Kent Rainey, President
                                                 (Principal Accounting and
                                                 Financial Officer)