Form 10KSB
period 2001-12-31
CONCEPT CAPITAL CORP
filed 2002-03-29
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10K-SB

(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended
          December 31, 2001.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

The issuer's revenues for the fiscal year ended December 31, 2001, were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). As of
March 25, 2002, based on the average of the bid and asked quotations of $0.355 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $985,125.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ____   No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 25, 2002, there were outstanding 4,425,000 Shares of the Issuer's Common Stock, par value $0.001.

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

The Company has a limited amount of capital for use in locating, investigating and acquiring a business opportunity, which will prevent the Company from acquiring a business opportunity that has capital requirements greater than the Company's resources.

     As of December 31, 2001, the Company had assets in the form of cash and cash equivalents in the amount of approximately $255,000, which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

There is a limited market for the Company's common stock and there can be assurance that the market will continue in the future.

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

     The officers, directors and principal shareholders of the Company own approximately 55.1% of the Company's outstanding shares of common stock. As a result, these shareholders may effectively be able to control the management and policies of the Company through their ability to determine the outcome of elections for the Company's board of directors and other matters requiring the vote or consent of shareholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is included on the OTC Bulletin Board under the symbol
"CTCY." The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 2000 and 2001.

                     High Bid  Low Bid
     2000
     First Quarter   $ 0.3125  $ 0.1875
     Second Quarter    0.5625    0.25
     Third Quarter     0.4375    0.3125
     Fourth Quarter    0.4375    0.3125

                    High Bid     Low Bid
     2001
     First Quarter   $ 0.25      $ 0.25
     Second Quarter    0.25        0.18
     Third Quarter     0.20        0.18
     Fourth Quarter    0.20        0.18

     On March 25, 2002, the inside quotations for the Company's common stock on the OTC
Bulletin Board were $0.20 bid and $0.51 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.
Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

     No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future.

     At March 25, 2002, there were 71 holders of record of the Company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by the Company's transfer agent.

TRANSFER AGENT

     Atlas Stock Transfer Company, 5899 South State Street, Salt Lake City, Utah 84107,
telephone (801) 266-7151, serves as transfer agent and registrar for the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     During the next twelve months, and thereafter if required, the officers and directors of the
Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2001, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $255,000. The Company anticipates that the interest income it earns on that amount will be sufficient to pay the majority of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

       Financial Statements, December 31, 2001
          Independent Auditors' Report
          Balance Sheet, December 31, 2001
          Statements of Operations, for the years ended December 31, 2001 and 2000 and from inception on May 21, 1985 through December 31, 2001
          Statements of Comprehensive Income (Loss), for the years ended
           December 31, 2001 and 2000 and from inception on May 21, 1985 through December 31, 2001
          Statement of Stockholders' Equity, from inception on May 21, 1985 through December 31, 2001
          Statements of Cash Flows, for the years ended December 31, 2001 and
           2000 and from inception on May 21, 1985 through December 31, 2001 Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                     Age                     Title*

T. Kent Rainey                53        President and Director

William P. Archer             51        Vice President and Director

Vicki L. Rainey               53        Secretary, Treasurer and Director
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

     T. Kent Rainey, age 53, is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 27 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

     William P. Archer, age 51, is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

     Vicki L. Rainey, age 53, is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the
Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file. Based on the copies of the reports provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2001 have been timely filed.

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

     The Company's directors are compensated at the rate of $100 for each meeting of the board of directors attended by them. No compensation was paid to the Company's directors during the
2001 fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 25, 2002, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On March 25, 2002, there were outstanding 4,425,000 shares of the Company's common stock.

                                   Number of
   Name                            Shares Owned(1)    Percent of Class

PRINCIPAL SHAREHOLDERS
Byron B. Barkley(2)                411,000                 8.5%
Tyler K. Rainey(3)                 375,000                 9.3%

OFFICERS AND DIRECTORS(4)
T. Kent Rainey(5)                  800,000                18.1%
William P. Archer                  750,000                16.9%
Vicki L. Rainey(5)                 100,000                 2.3%

All Officers and Directors       1,650,000                37.3%
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

Exhibit   SEC
No.       Reference No.    Title of Document             Location

 3.1         3           Articles of Incorporation   Exhibit 3.1 to
                         and amendments thereto      Form 10-SB filed
                                                     April 29, 1999*

 3.2         3           Bylaws                      Exhibit 3.2 to
                                                     Form 10-SB filed
                                                     April 29, 1999*

     *Incorporated by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December
31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCEPT CAPITAL CORPORATION
                              (Registrant)


Date: March 26, 2002               By /s/ T. Kent Rainey

                                T. Kent Rainey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 26, 2002              By /s/ T. Kent Rainey

                                  T. Kent Rainey
                              President and Director
                              (Principal Executive Officer)


Dated: March 26, 2002              By /s/ William P. Archer

                                   William P. Archer
                              Vice President and Director


Dated: March 26, 2002              By /s/ Vicki L. Rainey

                                     Vicki L. Rainey
                              Secretary and Director
                              (Principal Accounting Officer)

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        - Balance Sheet, December 31, 2001                   2


        -  Statements of Operations, for
            the years ended December 31,
            2001 and 2000, and from inception
		on May 21, 1985 through
            December 31, 2001                                 3


        - Statement of Stockholder's Equity,
           from inception on May 21, 1985
           through December 31, 2001                      4 - 6


        -  Statements of Cash Flows, for
            the years ended December 31,
            2001 and 2000 and from inception
            on May 21, 1985 through
            December 31, 2001                                 7


        -  Notes to Financial Statements                  8 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on May 21, 1985 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception through December 31, 2001, in conformity with generally accepted accounting principles.



PRITCHETT, SILER & HARDY P.C.

February 14, 2002
Salt Lake City, Utah

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2001
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  254,855
                                                       __________

        Total Current Assets                           $  254,855
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                       __________

        Total Current Liabilities                               -
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                              (400)
                                                       __________
        Total Stockholders' Equity                        254,855
                                                       __________
                                                       $  254,855
                                                      ___________














 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                         For the     From Inception
                                        Year Ended    on May 21,
                                       December 31,   1985 Through
                                    __________________December 31,
                                       2001     2000      2001
                                     ________ ________ _________
REVENUE                              $      - $      - $       -
                                     ________ ________ _________
     Total Revenues                         -        -         -
                                     ________ ________ _________

OPERATING EXPENSES:
 General and administrative             9,970   21,683   108,525
 Amortization                               -        -       500
                                     ________ ________ _________
     Total Expenses                   (9,970) (21,683)  (109,025)
                                     ________ ________ _________

OTHER INCOME (EXPENSE):
  Interest, dividends and
    capital gain distributions          8,671   14,790   156,238
  Gain (Loss) on sale or
    abandonment of
    available-for-sale securities           -        -   (42,429)
                                     ________ ________ _________
    Total Other Income (Expenses)       8,671   14,790   113,809
                                     ________ ________ _________
INCOME (LOSS) BEFORE INCOME TAXES     (1,299)  (6,893)     4,784

CURRENT TAX EXPENSE (BENEFIT)               -  (1,175)     5,184

DEFERRED TAX EXPENSE                        -        -         -
                                     ________ ________ _________

NET INCOME (LOSS)                    $(1,299) $(5,718)  $   (400)
                                     ________ ________ _________

EARNINGS (LOSS) PER COMMON SHARE     $ (.00)   $(.00)   $   (.00)
                                     ________ ________ _________









The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2001


                                                           Earnings
                                                          (Deficit)
                                                           Accumulated
                                 Common Stock  Capital in  During the
                               ________________ Excess of  Development
                                 Shares  Amount Par Value  Stage
                               _________  _____  _______  _______
BALANCE, May 21, 1985                  -  $   -  $     -  $     -

Issuance of 300,000 shares
 of common stock for cash
 at $.04 per share,
 May 1985                        300,000    300   11,700        -

Net income (loss) for the
 period ended
 December 31, 1985                     -      -        -      341
                               _________  _____  _______  _______
BALANCE, December 31, 1985       300,000    300   11,700      341

Issuance of 1,450,000 shares
 of common stock for cash
 at $.10 per share, July
 1986, net of stock offering
 costs of $13,245              1,450,000  1,450  130,305        -

Net income (loss) for the
 year ended December 31, 1986          -      -        -    3,243
                               _________  _____  _______  _______
BALANCE, December 31, 1986     1,750,000  1,750  142,005    3,584

Net income (loss) for the
 year ended December 31, 1987          -      -        -   (3,555)
                               _________  _____  _______  _______
BALANCE, December 31, 1987     1,750,000  1,750  142,005       29

Net income (loss) for the
 year ended December 31, 1988          -      -        -    5,965
                               _________  _____  _______  _______
BALANCE, December 31, 1988     1,750,000  1,750  142,005    5,994

Net income (loss) for the
 year ended December 31, 1989          -      -        -    8,787
                               _________  _____  _______  _______
BALANCE, December 31, 1989     1,750,000  1,750  142,005   14,781

Net income (loss) for the
 year ended December 31, 1990          -      -        -  (23,653)
                               _________  _____  _______  _______
BALANCE, December 31, 1990     1,750,000  1,750  142,005   (8,872)

                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2001


                                [Continued]

                                                           Earnings
                                                          (Deficit)
                                                           Accumulated
                                 Common Stock  Capital in  During the
                               ________________ Excess of  Development
                                 Shares  Amount Par Value  Stage
                               _________  _____  _______  _______
Net income (loss) for the
 year ended December 31, 1991          -      -        -    4,298
                               _________  _____  _______  _______
BALANCE, December 31, 1991     1,750,000  1,750  142,005   (4,574)

Net income (loss) for the
 year ended December 31, 1992          -      -        -  (11,362)
                               _________  _____  _______  _______
BALANCE, December 31, 1992     1,750,000  1,750  142,005  (15,936)

Net income (loss) for the
 year ended December 31, 1993          -      -        -   (1,172)
                               _________  _____  _______  _______
BALANCE, December 31, 1993     1,750,000  1,750  142,005  (17,108)

Net income (loss) for the
 year ended December 31, 1994          -      -        -  (13,921)
                               _________  _____  _______  _______
BALANCE, December 31, 1994     1,750,000  1,750  142,005  (31,029)

Net income (loss) for the
 year ended December 31, 1995          -      -        -    7,218
                               _________  _____  _______  _______
BALANCE, December 31, 1995     1,750,000  1,750  142,005  (23,811)

Net income (loss) for the
 year ended December 31, 1996          -      -        -    7,589
                               _________  _____  _______  _______
BALANCE, December 31, 1996     1,750,000  1,750  142,005  (16,222)

Net income (loss) for the
 year ended December 31, 1997          -      -        -    7,366
                               _________  _____  _______  _______
BALANCE, December 31, 1997     1,750,000  1,750  142,005   (8,856)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2001


                                [Continued]

                                                           Earnings
                                                          (Deficit)
                                                           Accumulated
                                 Common Stock  Capital in  During the
                               ________________ Excess of  Development
                                 Shares  Amount Par Value  Stage
                               _________  _____  _______  _______
Net income (loss) for the
 year ended December 31, 1998          -      -        -   15,230
                               _________  _____  _______  _______
BALANCE, December 31, 1998     1,750,000  1,750  142,005    6,374

Issuance of 2,625,000 shares
 of common stock for cash
 at $.04 per share, March
 1999, net of stock offering
 costs of $1,000               2,625,000  2,625  101,375        -

Net income (loss) for the
 year ended December 31, 1999          -      -        -      243
                               _________  _____  _______  _______
BALANCE, December 31, 1999     4,375,000  4,375  243,380    6,617

Issuance of 50,000 shares
 of common stock for legal
 services rendered at $.15
 per share, May 2000              50,000     50    7,450        -

Net income (loss) for the
 year ended December 31, 2000          -      -        -   (5,718)
                               _________  _____  _______  _______
BALANCE, December 31, 2000     4,425,000  4,425  250,830      899

Net income (loss) for the
 year ended December 31, 2001          -      -        -   (1,299)
                               _________  _____  _______  _______
BALANCE, December 31, 2001     4,425,000 $4,425 $250,830   $ (400)
                               _________  _____  _______  _______










 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                         For the      From Inception
                                        Year Ended     on May 21,
                                       December 31,    1985 Through
                                    __________________ December 31,
                                       2001     2000       2001
                                     ________ ________  _________
Cash Flows From Operating Activities:
  Net income (loss)                  $(1,299) $(5,718)  $   (400)
  Adjustments to reconcile net
    income (loss) to net cash
    used by operating activities:
     Amortization expense                   -        -        500
     Net realized (gain) loss
       on disposition of securities         -        -     42,429
     Non-cash expense                       -    7,500      7,500
     Changes in assets and liabilities:
      (Increase) decrease in
         tax receivable                 1,175   (1,175)         -
      (Decrease) in accounts payable        -     (100)         -
      (Decrease) in income
         taxes payable                      -      (50)         -
                                     ________ ________  _________
        Net Cash Provided (Used) by
          Operating Activities          (124)      457     50,029
                                     ________ ________  _________
Cash Flows From Investing Activities:
  Payment of organization costs             -        -      (500)
  Proceeds from sale of securities          -        -    259,032
  Purchase of securities                    -        -  (301,461)
                                     ________ ________  _________
        Net Cash (Used) by Investing Activities      -          -
(42,929)
                                     ________ ________  _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance       -        -    262,000
  Payments for stock offering costs         -        -   (14,245)
                                     ________ ________  _________
        Net Cash Provided by Financing
          Activities                        -        -    247,755
                                     ________ ________  _________
Net Increase (Decrease) in Cash         (124)      457    254,855

Cash at Beginning of Year             254,979  254,522          -
                                     ________ ________  _________
Cash at End of Year                  $254,855 $254,979  $ 254,855
                                    __________________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $      - $      -  $       -
    Income taxes                     $      - $     50  $   6,359

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2001:
     None
  For the year ended December 31, 2000:
     The Company issued 50,000 shares of common stock for legal services rendered valued at $7,500
The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Concept Capital Corporation ("the Company") was organized under the laws of the State of Utah on May 21, 1985. The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Concentration of Credit Risk - As of December 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $154,855.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - COMMON STOCK

  During May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500 (or $0.15 per share).

  During March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 (or $.04 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

  During July 1986, the Company completed a public offering of 1,450,000 shares of common stock for gross proceeds of $145,000 (or $.10 per share). Offering costs of $13,245 were offset against the proceeds of the offering.

  During May 1985, in connection with its organization, the Company issued 300,000 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000 (or $.04 per share).

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available operating loss or tax credit carryforwards of approximately $2,700, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $400 and $200 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $200 during the year ended December 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers during the years ended December 31, 2001 and 2000. However, director fees of $100 per director were paid during May 2000.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $2,353 and $2,156 for the years ended December 31, 2001 and 2000, respectively, for its share of the office space.

NOTE 5 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                         For the        From Inception
                                        Year Ended        on May 21,
                                       December 31,      1985 Through
                                    ____________________ December 31,
                                       2001      2000        2001
                                    _________  _________  __________
     Income (loss) from continuing
       operations applicable to
       common stockholders
       (numerator)                  $ (1,299)  $(5,718)   $  (400)
                                    _________  _________  __________
     Weighted average number of
       common shares outstanding
       used in earnings (loss)
       per share during the period
       (denominator)                4,425,000  4,407,240  2,100,655
                                    _________  _________  __________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.