Form 10QSB
period 2002-03-31
CONCEPT CAPITAL CORP
filed 2002-05-14
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of May 8, 2002, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of March 31, 2002 and December 31, 2001, the related unaudited condensed statements of operations for the three months ended March 31, 2002 and 2001, and for the period from inception on May 21, 1985 through March 31, 2002, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001, and for the period from inception on May 21, 1985 through March 31, 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2001. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
              March 31, 2002 and December 31, 2001          2


        -    Unaudited Condensed Statements of
              Operations, for the three months
              ended March 31, 2002 and 2001 and
              for the period from inception on
              May 21, 1985 through March 31, 2002           3

        -    Unaudited Condensed Statements of
              Cash Flows, for the three months
              ended March 31, 2002 and 2001 and
              for the period from inception on
              May 21, 1985 through March 31, 2002           4


        -    Notes to Unaudited Condensed
              Financial Statements                       5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  251,869   $  254,855
  Prepaid expense                              1,867            -
                                         ___________  ___________
        Total Current Assets                 253,736      254,855
                                         ___________  ___________
                                          $  253,736   $  254,855
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,260   $        -
                                         ___________  ___________
        Total Current Liabilities              1,260            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000
   shares authorized, 4,425,000
   shares issued and outstanding               4,425        4,425
  Capital in excess of par value             250,830      250,830
  Earnings (deficit) accumulated
   during the development stage               (2,779)        (400)
                                         ___________  ___________
        Total Stockholders' Equity           252,476      254,855
                                         ___________  ___________
                                          $  253,736   $  254,855
                                         ___________  ___________








Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                      For the Three  From Inception
                                       Months Ended   on May 21,
                                        March 31,     1985 Through
                                    _________________  March 31,
                                       2002     2001      2002
                                     ________ ________ _________
REVENUE:                             $      - $      -  $      -
                                     ________ ________ _________
     Total Revenues                         -        -         -
                                     ________ ________ _________

OPERATING EXPENSES:
 General and administrative             3,000    1,079   111,525
 Amortization                               -        -       500
                                     ________ ________ _________
     Total Operating Expenses           3,000    1,079   112,025
                                     ________ ________ _________
OTHER INCOME (EXPENSE):
 Interest, dividends, and capital gain
   distributions                          621    3,229   156,859
 Gain (loss) on sale or abandonment
   of available-for-sale securities         -        -   (42,429)
                                     ________ ________ _________

     Total Other Income (Expenses)        621    3,229   114,430
                                     ________ ________ _________

INCOME (LOSS) BEFORE INCOME TAXES     (2,379)    2,150     2,405

CURRENT TAX EXPENSE                         -      152     5,184

DEFERRED TAX EXPENSE                        -        -         -
                                     ________ ________ _________

NET INCOME (LOSS)                    $(2,379) $  1,998  $ (2,779)
                                     ________ ________ _________
EARNINGS (LOSS) PER COMMON SHARE     $ (.00)  $   .00   $  (.00)
                                     ________ ________ _________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                      For the Three  From Inception
                                       Months Ended   on May 21,
                                        March 31,     1985 Through
                                     _________________  March 31,
                                       2002     2001      2002
                                     ________ ________ _________
Cash Flows From Operating
 Activities:
  Net Income (loss)                  $(2,379) $  1,998  $ (2,779)
  Adjustments to reconcile net
   income (loss) to net cash used
   by operating activities:
    Amortization expense                   -         -       500
    Net realized (gain) loss
     on disposition of securities          -         -    42,429
    Non-cash expense                       -         -     7,500
    Changes in assets and liabilities:
      Increase (decrease) in
       income taxes payable                -       152         -
      (Increase) in prepaid expenses  (1,867)   (1,769)   (1,867)
      Increase (decrease) in
       accounts payable                1,260         -     1,260
                                     ________ ________ _________
        Net Cash Provided (Used)
         by Operating Activities      (2,986)      381    47,043
                                     ________ ________ _________
Cash Flows From Investing Activities:
  Payment of organization costs            -         -      (500)
  Proceeds from sale of securities         -         -   259,032
  Purchase of securities                   -         -  (301,461)
                                     ________ ________ _________
        Net Cash (Used) by
         Investing Activities              -         -   (42,929)
                                     ________ ________ _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance      -         -   262,000
  Payments for stock offering costs        -         -   (14,245)
                                     ________ ________ _________
        Net Cash Provided by
         Financing Activities              -         -   247,755
                                     ________ ________ _________
Net Increase (Decrease) in Cash       (2,986)      381   251,869

Cash at Beginning of Period          254,855   254,979         -
                                     ________ ________ _________
Cash at End of Period               $251,869  $255,360 $ 251,869
                                     ________ ________ _________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
    Interest                         $     -   $    -   $      -
    Income taxes                     $     -   $    -   $  6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2002:
     None

  For the period ended March 31, 2001:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of March 31, 2002 and December 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $151,869 and $154,855, respectively.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available operating loss or tax credit carryforwards of approximately $5,000, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,200 and $400 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the three months ended March 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the three months ended March 31, 2002 and 2001.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $622 and $585 for the three months ended March 31, 2002 and 2001, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

          For the ThreeFrom Inception
                                       Months Ended   on May 21,
                                        March 31,     1985 Through
                                     _________________  March 31,
                                       2002     2001      2002
                                     ________ ________ _________
     Income (loss) from continuing
      operations applicable to
      common stockholders
      (numerator)                    $(2,379) $ 1,998  $ (2,779)
                                     ________ ________ _________
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period
       (denominator)               4,425,000  4,425,000  2,134,626
                                    ________  _________  _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2002, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $251,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date: May 8, 2002                       By   /s/  T.   Kent   Rainey
                                          T. Kent Rainey, President
                                          (Principal Accounting and
                                            Financial Officer)