Form 10QSB
period 2002-06-30
CONCEPT CAPITAL CORP
filed 2002-08-14
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934 FOR THE QUARTERLY
             PERIOD ENDED JUNE 30, 2002

[     ]      TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)
             OF  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             TRANSITION  PERIOD  FROM ____________ TO  _____________


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

     As of August 6, 2002, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2002 and December 31, 2001, the related unaudited condensed statements of operations for the three and six months ended June 30, 2002 and 2001, and for the period from inception on May 21, 1985 through June 30, 2002, and the related unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001, and for the period from inception on May 21, 1985 through June 30, 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2001. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets, June 30, 2002
              and December 31, 2001                                     4


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2002
              and 2001 and for the period from inception on
              May 21, 1985 through June 30, 2002                        5

        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2002 and 2001
              and for the period from inception on May 21, 1985
              through June 30, 2002                                     6


        -    Notes to Unaudited Condensed Financial Statements        7 - 9

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  250,105   $  254,855
  Prepaid expense                              1,245            -
                                         ___________  ___________
        Total Current Assets                 251,350      254,855
                                         ___________  ___________
                                          $  251,350   $  254,855
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      740   $        -
                                         ___________  ___________
        Total Current Liabilities                740            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                        (4,645)        (400)
                                         ___________  ___________
        Total Stockholders' Equity           250,610      254,855
                                         ___________  ___________
                                          $  251,350   $  254,855
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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  From
                             For the Three       For the Six    Inception
                              Months Ended       Months Ended   on May 21,
                                June 30,          June 30,     1985 Through
                            ________________   ________________  June 30,
                              2002     2001      2002     2001     2002
                            _______  _______   ________  ______  _______
REVENUE                     $     -  $     -   $     -   $   -   $     -
                            _______  _______   ________  ______  _______
   Total Revenue                  -        -         -       -         -
                            _______  _______   ________  ______  _______

OPERATING EXPENSES:
 General and administrative   3,389    4,811     6,389   5,890   114,914
 Amortization                     -        -         -       -       500
                            _______  _______   ________  ______  _______
   Total Operating Expenses   3,389    4,811     6,389   5,890   115,414
                            _______  _______   ________  ______  _______
OTHER INCOME (EXPENSE):
 Interest, dividends,
  and capital gain
  distributions               1,523    2,567     2,144   5,796   158,382
 Gain from sale or
  abandonment of available-
  for-sale securities             -        -         -       -   (42,429)
                            _______  _______   ________  ______  _______
  Total Other Income
    (Expense)                 1,523    2,567     2,144   5,796   115,953
                            _______  _______   ________  ______  _______
INCOME (LOSS) BEFORE
  INCOME TAXES               (1,866)   2,244)   (4,245)    (94)      539

CURRENT TAX EXPENSE               -        -         -       -     5,184

DEFERRED TAX EXPENSE              -        -         -       -         -
                            _______  _______   ________  ______  _______
NET INCOME (LOSS)           $(1,866) $(2,244)  $(4,245)  $ (94)  $(4,645)
                            _______  _______   ________  ______  _______
EARNINGS (LOSS) PER
  COMMON SHARE              $ (.00)  $ (.00)   $ (.00)   $(.00)  $ (.00)
                            _______  _______   ________  ______  _______












                   The accompanying notes are an integral part of these
                         unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From
                                              For the Six      Inception
                                             Months Ended      on May 21,
                                                June 30,      1985 Through
                                           __________________  June 30,
                                             2002      2001      2002
                                           ________  ________  _________
Cash Flows From Operating Activities:
  Net income (loss)                         $(4,245)  $   (94)  $ (4,645)
  Adjustments to reconcile net
   income (loss) to net cash provided
   (used) by operating activities:
     Amortization expense                         -         -        500
     Net realized (gain) loss
      on disposition of
      securities                                  -         -     42,429
     Non-cash expense                             -         -      7,500
     Changes in assets and liabilities:
       (Increase) decrease in
          prepaid expenses                   (1,245)   (1,179)    (1,245)
       Increase (decrease) in
          accounts payable                      740       720        740
                                           ________  ________  _________
        Net Cash Provided (Used)
         by Operating Activities             (4,750)     (553)    45,279
                                           ________  ________  _________

Cash Flows From Investing Activities:
  Payment of organization costs                   -         -       (500)
  Proceeds from sale of securities                -         -    259,032
  Purchase of securities                          -         -   (301,461)
                                           ________  ________  _________
        Net Cash Provided (Used) by Investing
          Activities                              -         -    (42,929)
                                           ________  ________  _________

Cash Flows From Financing Activities:
  Proceeds from common stock issuance             -         -    262,000
  Payments for stock offering costs               -         -    (14,245)
                                           ________  ________  _________
        Net Cash Provided by Financing
          Activities                              -         -    247,755
                                           ________  ________  _________

Net Increase (Decrease) in Cash              (4,750)     (553)   250,105

Cash at Beginning of Period                 254,855   254,979          -
                                           ________  ________  _________

Cash at End of Period                      $250,105  $254,426  $ 250,105
                                           ________  ________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                               $    -    $    -    $     -
    Income taxes                           $    -    $    -    $ 6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended June 30, 2002:
     None

  For the period ended June 30, 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of June 30, 2002 and December 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $150,105 and $154,855, respectively.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available operating loss or tax credit carryforwards of approximately $6,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,000 and $400 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the six months ended June 30, 2002 and 2001.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,245 and $1,175 for the six months ended June 30, 2002 and 2001, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                      From
                            For the Three        For the Six        Inception
                             Months Ended        Months Ended       on May 21,
                               June 30,             June 30,      1985 Through
                          ___________________  _________________    June 30,
                            2002      2001       2002       2001      2002
                          ________  _________  _________  _________  _______
  Income (loss) from
   continuing operations
   applicable to common
   stockholders
   (numerator)            $(1,866)   $(2,244)   $(4,245)    $  (94)   $(4,645)
                          ________  _________  _________  _________  _________
  Weighted average number
   of common shares
   outstanding used in
   earnings (loss) per
   share during the
   period (denominator)  4,425,000  4,425,000  4,425,000  4,425,000  2,134,626
                          ________  _________  _________  _________  _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2002, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $251,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, with most of the Company's assets remaining available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          The following documents are included as exhibits to this report:

Exhibit    SEC Ref.
No.         No.           Title of Document               Location

99.1        99    Certification of Periodic Report       This Filing
                  Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date:   August 7, 2002            By  /s/  T.  Kent  Rainey
                                     T. Kent Rainey, President
                                     (Principal Accounting and
                                        Financial Officer)

                                                         Exhibit No. 99.1


                     CERTIFICATION OF PERIODIC REPORT


  I, T. Kent Rainey, President of Concept Capital Corporation (the "Company"), with duties and responsibilities equivalent to those of a chief executive officer and chief financial officer, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

  (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 7, 2002

                                   /s/ T. Kent Rainey
                                   T. Kent Rainey
                                   President