Form 10QSB
period 2002-09-30
CONCEPT CAPITAL CORP
filed 2002-11-14
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    X      No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
     As of November 7, 2002, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2002 and December 31, 2001, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, and for the period from inception on May 21, 1985 through September 30, 2002, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, and for the period from inception on May 21, 1985 through September 30, 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2001. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  249,363   $  254,855
  Prepaid expense                                622            -
                                         ___________  ___________
        Total Current Assets                 249,985      254,855
                                         ___________  ___________
                                          $  249,985   $  254,855
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $        -
                                          ___________  ___________
        Total Current Liabilities                  -            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                        (5,270)        (400)
                                         ___________  ___________
        Total Stockholders' Equity           249,985      254,855
                                         ___________  ___________
                                          $  249,985   $  254,855
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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                         For the Three       For the Nine      From Inception
                          Months Ended       Months Ended        on May 21,
                         September 30,       September 30,      1985 Through
                       _________________   __________________   September 30,
                         2002     2001       2002      2001         2002
                       _______  ________   ________  ________     ________
REVENUE                $     -  $      -   $      -  $      -     $      -
                       _______  ________   ________  ________     ________
  Total Revenue              -         -          -         -            -
                       _______  ________   ________  ________     ________

OPERATING EXPENSES:
 General and
   administrative        2,083     3,152      8,472     9,042      116,997
 Amortization                -         -          -         -          500
                       _______  ________   ________  ________     ________
  Total Operating
    Expenses             2,083     3,152      8,472     9,042      117,497
                       _______  ________   ________  ________     ________
OTHER INCOME (EXPENSE):
 Interest, dividends,
   and capital gain
   distributions         1,458     1,886      3,602     7,682      159,840
 Gain from sale or
   abandonment of
   available- for-sale
   securities                -         -          -         -      (42,429)
                       _______  ________   ________  ________     ________
  Total Other Income
    (Expense)            1,458     1,886      3,602     7,682      117,411
                       _______  ________   ________  ________     ________
INCOME (LOSS) BEFORE
  INCOME TAXES            (625)   (1,266)    (4,870)   (1,360)         (86)

CURRENT TAX EXPENSE          -         -          -         -        5,184

DEFERRED TAX EXPENSE         -         -          -         -            -
                       _______  ________   ________  ________     ________
NET INCOME (LOSS)      $  (625) $ (1,266)  $ (4,870) $ (1,360)    $ (5,270)
                       _______  ________   ________  ________     ________
EARNINGS (LOSS) PER
  COMMON SHARE         $  (.00) $   (.00)  $   (.00) $   (.00)    $   (.00)
                       _______  ________   ________  ________     ________












 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Nine       From Inception
                                          Months Ended         on May 21,
                                          September 30,       1985 Through
                                       ___________________     September
                                          2002      2001        30, 2002
                                       ________   ________     _________
Cash Flows From Operating Activities:
  Net income (loss)                    $ (4,870)  $ (1,360)    $  (5,270)
  Adjustments to reconcile
   net income (loss) to net
   cash provided (used) by
   operating activities:
     Amortization expense                     -          -           500
     Net realized (gain) loss on
      disposition of securities               -          -        42,429
     Non-cash expense                         -          -         7,500
     Changes in assets and liabilities:
       (Increase) decrease in
         tax receivable                       -        314             -
       (Increase) decrease in
         prepaid expenses                  (622)      (590)         (622)
       Increase (decrease) in
         accounts payable                     -      1,060             -
                                       ________   ________     _________
     Net Cash Provided (Used)
      by Operating Activities            (5,492)      (576)       44,537
                                       ________   ________     _________

Cash Flows From Investing Activities:
  Payment of organization costs               -          -          (500)
  Proceeds from sale of securities            -          -       259,032
  Purchase of securities                      -          -      (301,461)
                                       ________   ________     _________
     Net Cash Provided (Used)
      by Investing Activities                 -          -       (42,929)
                                       ________   ________     _________

Cash Flows From Financing Activities:
  Proceeds from common stock issuance         -          -       262,000
  Payments for stock offering costs           -          -       (14,245)
                                       ________   ________     _________
     Net Cash Provided
      by Financing Activities                 -          -       247,755
                                       ________   ________     _________

Net Increase (Decrease) in Cash          (5,492)      (576)      249,363

Cash at Beginning of Period             254,855    254,979             -
                                       ________   ________     _________
Cash at End of Period                  $249,363   $254,403     $ 249,363
                                       ________   ________     _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $      -   $      -     $       -
    Income taxes                       $      -   $      -     $   6,309

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2002:
     None

  For the period ended September 30, 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of September 30, 2002 and December 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $149,363 and $154,855, respectively.

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available operating loss or tax credit carryforwards of approximately $7,500, which may be applied against future taxable income and which expire in various years through 2022.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,100 and $400 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the nine months ended September 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the nine months ended September 30, 2002 and 2001.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,867 and $1,764 for the nine months ended September 30, 2002 and 2001, respectively, for its share of the office space.

NOTE 5 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                        From
                            For the Three         For the Nine        Inception
                            Months Ended          Months Ended       on May 21,
                            September 30,         September 30,1985    Through
                         ____________________  ____________________   September
                            2002      2001       2002        2001     30, 2002
                         _________  _________  _________  _________   _________
  Income (loss) from
    continuing operations
    applicable to common
    stockholders
    (numerator)          $   (625)  $ (1,266)  $ (4,870)  $ (1,360)   $ (5,270)
                         _________  _________  _________  _________   _________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    (loss) per share
    during the period
    (denominator)        4,425,000  4,425,000  4,425,000  4,425,000   2,200,725
                         _________  _________  _________  _________   _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 2002, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $250,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Item 3.  Controls and Procedures

The Company's President, who acts as its principal executive and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                  Concept Capital Corporation


Date: November 8, 2002            By /s/ T. Kent Rainey
                                  T. Kent Rainey, President
                                (Principal Executive and Financial Officer)


                              CERTIFICATIONS

  I, T. Kent Rainey, certify that:

  1. I have reviewed this quarterly Report on Form 10-QSB of Concept Capital Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002


                               By /s/ T. Kent Rainey, President
                                T. Kent Rainey, President
                               (Principal Executive and Financial Officer)

                     CERTIFICATION OF PERIODIC REPORT
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  I, T. Kent Rainey, President of Concept Capital Corporation (the "Company"), with duties and responsibilities equivalent to those of a chief executive officer and chief financial officer, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

  (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 8, 2002


                                   /s/ T. Kent Rainey
                                   T. Kent Rainey
                                   President