Form 10KSB
period 2002-12-31
CONCEPT CAPITAL CORP
filed 2003-03-26
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10K-SB

     (Mark One)
     [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

     [   ]     Transition report under section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

                             Commission file number 0-25901

                               CONCEPT CAPITAL CORP.
               (Name of small business issuer in its charter)

                   Utah                                    87-0422564
       (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)                    Identification No.)

  175 South Main Street, Suite 1210, Salt Lake City, Utah          84111
     (Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number (801)-364-2538

            Securities registered under Section 12(b) of the Act:

          Title of each class           Name of each exchange on which
          to be so registered           each class is to be registered

                      None                                     None


            Securities registered under Section 12(g) of the Act:

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

     The issuer's revenues for the fiscal year ended December 31, 2002, were $0.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). As of March 13, 2003, based on the average of the bid and asked quotations of $0.27 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $749,250.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes ____   No ____

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 13, 2003, there were outstanding 4,425,000 Shares of the Issuer's Common Stock, par value $0.001.

                     DOCUMENTS INCORPORATED BY REFERENCE

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


Part I

Item 1.  Description of Business

General

     Concept Capital Corporation (the "Registrant" or the "Company") is a blank-check company that is seeking business opportunities for acquisition or participation by the Company.

History

     The Company was organized under the laws of the State of Utah on May 21, 1985 for the purpose of seeking business opportunities for acquisition or participation by the Company. In connection with its organization, the Company sold 300,000 shares of its restricted common stock to its original officers and directors and their associates for $0.04 per share, or an aggregate of $12,000. During 1985, the Company completed a public offering of 1,450,000 shares of common stock at an offering price of $0.10 per share, from which the Company received net proceeds of approximately $131,755 after deducting the costs of the offering. The offering was conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation A and was registered by qualification in the State of Utah.

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

Regulation

     It is impossible to predict what government regulation, if any, the Company may be subject to until it has acquired an interest in a business opportunity. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business opportunity to acquire, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

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

Facilities

     The Company's offices are located at the office of its president at 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111. The Company sublets this space on a month-to-month basis for a monthly rental of $180, plus reimbursement for its portion of office costs such as telephone, fax, copies, postage etc. estimated at an additional $50 to $70 per month. The Company paid a total of $2,849 for such office space and office expenses during the 2002 calendar year.

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

     As of December 31, 2002, the Company had assets in the form of cash and cash equivalents in the amount of approximately $249,000, which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

   The market for the Company's common stock must be characterized as a limited market due to the absence of any significant trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities not traded on a national exchange or included in the NASDAQ system is generally less liquid and more volatile than national exchange and NASDAQ markets and rapid and extreme fluctuations in market prices are not uncommon. No assurance can be given that the current over-the-counter market for the Company's common stock will continue or that the prices in the market will be maintained at their present levels. Further, the Company has been advised that the OTC Bulletin Board will be replaced by the new BBX exchange in late 2003 or early 2004 and that blank check companies such as the Company will not be accepted for listing on such exchange. (See "Item 5. Market for Common Equity and Related Stockholder Matters.")

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


Part II


Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

   The Company's common stock is included on the OTC Bulletin Board under the symbol "CTCY." The Company anticipates that the OTC Bulletin Board will be replaced by the new BBX exchange in late 2003 or early 2004 and that blank check companies, such as the Company, will not be accepted for listing on such exchange. At that time, the Company will use its best efforts to continue a trading market for its common stock and may seek to have the Company's common stock listed in the "pink sheets."

   The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 2002 and 2001.

                    High Bid       Low Bid
    2002
 First Quarter       $ 0.25         $ 0.18
 Second Quarter        0.21           0.20
 Third Quarter         0.21           0.21
 Fourth Quarter        0.22           0.20

                    High Bid       Low Bid
    2001
 First Quarter       $ 0.25         $ 0.25
 Second Quarter        0.25           0.18
 Third Quarter         0.20           0.18
 Fourth Quarter        0.20           0.18

   On March 13, 2003, the inside quotations for the Company's common stock on the OTC Bulletin Board were $0.21 bid and $0.33 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

   No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future.

   At March 17, 2003, there were130 holders of record of the Company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by the Company's transfer agent.

Transfer Agent

   Atlas Stock Transfer Company, 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151, serves as transfer agent and registrar for the Company's common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

   During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2002, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $249,000. Due to the decline in interest rates, the Company anticipates that the interest income it earns on that amount will be sufficient to pay a portion of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

  Financial Statements, December 31, 2002
  Independent Auditors' Report
  Balance Sheet, December 31, 2002
  Statements of Operations, for the years ended December 31, 2002 and
    2001 and from inception on May 21, 1985 through December 31, 2002 Statement of Stockholders' Equity, from inception on May 21, 1985 through December 31, 2002
  Statements of Cash Flows, for the years ended December 31, 2002 and
    2001 and from inception on May 21, 1985 through December 31, 2002 Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

   The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                   Age             Title*

T. Kent Rainey              54        President and Director

William P. Archer           52        Vice President and Director

Vicki L. Rainey             54        Secretary, Treasurer and Director
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

   T. Kent Rainey, age 54, is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki
L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 28 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

   William P. Archer, age 52, is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

   Vicki L. Rainey, age 54, is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.
Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2002 have been timely filed.

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

   The Company's directors are compensated at the rate of $100 for each meeting of the board of directors attended by them. No compensation was paid to the Company's directors during the 2002 fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth as of March 13, 2003, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On March 13, 2003, there were outstanding 4,425,000 shares of the Company's common stock.

                                                              Number of
   Name                             Shares Owned(1)          Percent of Class

Principal Shareholders
Byron B. Barkley(2)                   440,000                   9.9%
Tyler K. Rainey(3)                    335,000                   7.8%

Officers and Directors(4)
T. Kent Rainey(5)                     800,000                  18.1%
William P. Archer                     750,000                  16.9%
Vicki L. Rainey(5)                    100,000                   2.3%

All Officers and Directors          1,650,000                  37.3%
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

Equity Compensation Plans

   The Company does not have in effect any compensation plans under which equity securities of the Company are authorized for issuance and the Company does not have any outstanding stock options.

Item 12.  Certain Relationships and Related Transactions

   The Company utilizes office space at the office of T. Kent Rainey, its president. This space is subleased to the Company on a month-to-month basis for a monthly rental of $180 plus its portion of office expenses estimated at an additional $50 to $70 per month. The Company paid a total of $2,849 for such office space and office expenses during the 2002 calendar year.

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

Exhibit        SEC
  No.     Reference No.      Title of Document                  Location

 3.1            3           Articles of Incorporation        Exhibit 3.1 to
                            and amendments thereto           Form 10-SB filed
                                                             April 29, 1999*

 3.2            3           Bylaws                           Exhibit 3.2 to
                                                             Form 10-SB filed
                                                             April 29, 1999*

   *Incorporated by reference.

   (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

Item 14.  Controls and Procedures

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

                                   CONCEPT CAPITAL CORPORATION
                                       (Registrant)


Dated: March 18, 2003              By /s/ T. Kent Rainey
                                   T. Kent Rainey, President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 18, 2003              By /s/ T. Kent Rainey

                                   T. Kent Rainey
                                   President and Director
                                   (Principal Executive and Accounting Officer)


Dated: March 18, 2003              By /s/ William P. Archer

                                   William P. Archer
                                   Vice President and Director


Dated: March 18, 2003              By /s/ Vicki L. Rainey

                                   Vicki L. Rainey
                                   Secretary and Director








                  CERTIFICATIONS

I, T. Kent Rainey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Concept Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003


                                   By /s/ T. Kent Rainey
                                   T. Kent Rainey, President
                                   (Principal Executive and Financial Officer)



                     CERTIFICATION OF PERIODIC REPORT
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, T. Kent Rainey, President of Concept Capital Corporation (the
"Company"), with duties and responsibilities equivalent to those of a chief executive officer and chief financial officer, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 18, 2003


                                      /s/ T. Kent Rainey
                                    T. Kent Rainey
                                    President

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2002                  2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on May 21, 1985
            through December 31, 2002                        3


        -  Statement of Stockholder's Equity, from
            inception on May 21, 1985 through
            December 31, 2002                              4 - 6


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on May 21, 1985
            through December 31, 2002                        7


        -  Notes to Financial Statements                   8 - 10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 21, 1985 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 21, 1985 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.



PRITCHETT, SILER & HARDY P.C.

January 14, 2003
Salt Lake City, Utah

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2002
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  249,240
                                                       __________

        Total Current Assets                           $  249,240
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                       __________

        Total Current Liabilities                               -
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                           (6,015)
                                                       __________
        Total Stockholders' Equity                        249,240
                                                       __________
                                                       $  249,240
                                                      ___________
















 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                         For the      From Inception
                                        Year Ended     on May 21,
                                       December 31,    1985 Through
                                     _________________ December 31,
                                       2002     2001      2002
                                     ________ ________ _________
REVENUE                              $      - $      -  $      -
                                     ________ ________ _________
     Total Revenues                         -        -         -
                                     ________ ________ _________

OPERATING EXPENSES:
 General and administrative            10,492    9,970   119,017
 Amortization                               -        -       500
                                     ________ ________ _________
     Total Expenses                  (10,492)  (9,970)  (119,517)
                                     ________ ________ _________

OTHER INCOME (EXPENSE):
  Interest, dividends and
    capital gain distributions          4,877    8,671    161,115
  Gain (Loss) on sale or abandonment
    of available-for-sale securities        -        -   (42,429)
                                     ________ ________ _________
    Total Other Income (Expenses)       4,877    8,671    118,686
                                     ________ ________ _________
INCOME LOSS BEFORE INCOME TAXES       (5,615)  (1,299)      (831)

CURRENT TAX EXPENSE                         -        -      5,184

DEFERRED TAX EXPENSE                        -        -          -
                                     ________ ________ __________

NET LOSS                             $(5,615) $(1,299)  $ (6,015)
                                     ________ ________ __________

LOSS PER COMMON SHARE                $  (.00) $  (.00)  $   (.00)
                                     ________ ________ __________










The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2002


                                                                 Earnings
                                                                 (Deficit)
                                                                Accumulated
                                  Common Stock      Capital in  During the
                               ___________________   Excess of  Development
                                 Shares    Amount    Par Value     Stage

                               _________   _______   _________   _________
BALANCE, May 21, 1985                  -   $     -   $       -   $      -

Issuance of 300,000 shares
 of common stock for cash
 at $.04 per share, May
 1985                            300,000       300      11,700          -

Net income (loss) for the
 period ended December 31,
 1985                                  -         -           -        341
                               _________   _______   _________   _________
BALANCE, December 31, 1985       300,000       300      11,700        341

Issuance of 1,450,000 shares
 of common stock for cash at
 $.10 per share, July 1986,
 net of stock offering costs
 of $13,245                    1,450,000     1,450     130,305          -

Net income (loss) for the year
 ended December 31, 1986               -         -           -      3,243
                               _________   _______   _________   _________
BALANCE, December 31, 1986     1,750,000     1,750     142,005      3,584

Net income (loss) for the year
 ended December 31, 1987               -         -           -     (3,555)
                               _________   _______   _________   _________
BALANCE, December 31, 1987     1,750,000     1,750     142,005         29

Net income (loss) for the year
 ended December 31, 1988               -         -           -      5,965
                               _________   _______   _________   _________
BALANCE, December 31, 1988     1,750,000     1,750     142,005      5,994

Net income (loss) for the year
 ended December 31, 1989               -         -           -      8,787
                               _________   _______   _________   _________
BALANCE, December 31, 1989     1,750,000     1,750     142,005     14,781

Net income (loss) for the year
 ended December 31, 1990               -         -           -    (23,653)
                               _________   _______   _________   _________
BALANCE, December 31, 1990     1,750,000     1,750     142,005     (8,872)

                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2002

                                [Continued]


                                                                 Earnings
                                                                 (Deficit)
                                                                Accumulated
                                  Common Stock      Capital in  During the
                               ___________________   Excess of  Development
                                 Shares    Amount    Par Value     Stage

                               _________   _______   _________   _________
Net income (loss) for the year
 ended December 31, 1991               -         -           -      4,298
                               _________   _______   _________   _________
BALANCE, December 31, 1991     1,750,000     1,750     142,005     (4,574)

Net income (loss) for the year
 ended December 31, 1992               -         -           -    (11,362)
                               _________   _______   _________   _________
BALANCE, December 31, 1992     1,750,000     1,750     142,005    (15,936)

Net income (loss) for the year
 ended December 31, 1993               -         -           -     (1,172)
                               _________   _______   _________   _________
BALANCE, December 31, 1993     1,750,000     1,750     142,005    (17,108)

Net income (loss) for the year
 ended December 31, 1994               -         -           -    (13,921)
                               _________   _______   _________   _________
BALANCE, December 31, 1994     1,750,000     1,750     142,005    (31,029)

Net income (loss) for the year
 ended December 31, 1995               -         -           -      7,218
                               _________   _______   _________   _________
BALANCE, December 31, 1995     1,750,000     1,750     142,005    (23,811)

Net income (loss) for the year
 ended December 31, 1996               -         -           -      7,589
                               _________   _______   _________   _________
BALANCE, December 31, 1996     1,750,000     1,750     142,005    (16,222)

Net income (loss) for the year
 ended December 31, 1997               -         -           -      7,366
                               _________   _______   _________   _________
BALANCE, December 31, 1997     1,750,000     1,750     142,005     (8,856)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2002

                                [Continued]


                                                                 Earnings
                                                                 (Deficit)
                                                                Accumulated
                                  Common Stock      Capital in  During the
                               ___________________   Excess of  Development
                                 Shares    Amount    Par Value     Stage
                               _________   _______   _________   _________
Net income (loss) for the year
 ended December 31, 1998               -         -           -     15,230
                               _________   _______   _________   _________
BALANCE, December 31, 1998     1,750,000     1,750     142,005      6,374

Issuance of 2,625,000 shares
 of common stock for cash at
 $.04 per share, March 1999,
 net of stock offering costs
 of $1,000                     2,625,000     2,625     101,375          -

Net income (loss) for the year
 ended December 31, 1999               -         -           -        243
                               _________   _______   _________   _________
BALANCE, December 31, 1999     4,375,000     4,375     243,380      6,617

Issuance of 50,000 shares
 of common stock for legal
 services rendered at $.15
 per share, May 2000              50,000        50       7,450          -

Net income (loss) for the year
 ended December 31, 2000               -         -           -     (5,718)
                               _________   _______   _________   _________
BALANCE, December 31, 2000     4,425,000     4,425     250,830        899

Net income (loss) for the year
 ended December 31, 2001               -         -           -     (1,299)
                               _________   _______   _________   _________
BALANCE, December 31, 2001     4,425,000     4,425     250,830       (400)

Net income (loss) for the year
 ended December 31, 2002               -         -           -     (5,615)
                               _________   _______   _________   _________
BALANCE, December 31, 2002     4,425,000   $ 4,425   $ 250,830   $ (6,015)
                               _________   _______   _________   _________





 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                          For the      From Inception
                                         Year Ended      on May 21,
                                        December 31,    1985 Through
                                     __________________ December 31,
                                       2002      2001      2002
                                     ________  ________  _________
Cash Flows From Operating Activities:
  Net loss                           $(5,615)  $(1,299)  $ (6,015)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Amortization expense                   -         -        500
     Net realized (gain) loss on
      disposition of securities             -         -     42,429
     Non-cash expense                       -         -      7,500
     Changes in assets and liabilities:
      (Increase) decrease in
        tax receivable                      -     1,175          -
                                     ________  ________  _________
      Net Cash Provided (Used) by
        Operating Activities          (5,615)     (124)     44,414
                                     ________  ________  _________
Cash Flows From Investing Activities:
  Payment of organization costs             -         -      (500)
  Proceeds from sale of securities          -         -    259,032
  Purchase of securities                    -         -  (301,461)
                                     ________  ________  _________
      Net Cash (Used) by
       Investing Activities                 -         -   (42,929)
                                     ________  ________  _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance       -         -    262,000
  Payments for stock offering costs         -         -   (14,245)
                                     ________  ________  _________
      Net Cash Provided by
       Financing Activities                 -         -    247,755
                                     ________  ________  _________
Net Increase (Decrease) in Cash       (5,615)     (124)    249,240

Cash at Beginning of Year             254,855   254,979          -
                                     ________  ________  _________
Cash at End of Year                  $249,240  $254,855  $ 249,240
                                     ________  ________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $      - $      -  $       -
    Income taxes                     $      - $      -  $   6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through December 31, 2002:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500


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

  Concentration of Credit Risk - As of December 31, 2002, the Company has cash balances in excess of federally insured amounts of approximately $149,280.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - COMMON STOCK [Continued]

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available operating loss carryforwards of approximately $8,300, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,200 and $400 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the year ended December 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the year ended December 31, 2002 and 2001.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $2,489 and $2,353 for the year ended December 31, 2002 and 2001, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                               For the        From Inception
                                              Year Ended         on May 21,
                                              December 31,      1985 Through
                                          _____________________ December 31,
                                             2002       2001        2002
                                          _________   _________   _________
   Loss from continuing operations
   applicable to common stockholders
   (numerator)                            $ (5,615)   $ (1,299)   $ (6,015)
                                          _________   _________   _________
   Weighted average number of common
   shares outstanding used in loss per
   share during the period (denominator)  4,425,000   4,425,000   2,232,535
                                          _________   _________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.