Form 10QSB
period 2003-03-31
CONCEPT CAPITAL CORP
filed 2003-05-15
CIK 786368

Exhibit 99.1

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

  (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 9, 2003


                                    /s/ T. Kent Rainey
                                   T. Kent Rainey
                                   President


     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been furnished to Concept Capital Corporation and will be retained by Concept Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.