Form 10QSB
period 2003-06-30
CONCEPT CAPITAL CORP
filed 2003-08-14
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

  As of August 12, 2003, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2003 and December 31, 2002, the related unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, and for the period from inception on May 21, 1985 through June 30, 2003, and the related unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002, and for the period from inception on May 21, 1985 through June 30, 2003. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2002. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and for the period from inception on
             May 21, 1985 through June 30, 2003                    3


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and for the period from inception on
             May 21, 1985 through June 30, 2003                    4


        -    Notes to Unaudited Condensed Financial Statements   5 - 7

                              CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  245,405   $  249,240
  Prepaid expense                              1,077            -
                                         ___________  ___________
        Total Current Assets                 246,482      249,240
                                         ___________  ___________
                                          $  246,482   $  249,240
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      980   $        -
                                          ___________  ___________
        Total Current Liabilities                980            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                        (9,753)      (6,015)
                                         ___________  ___________
        Total Stockholders' Equity           245,502      249,240
                                         ___________  ___________
                                          $  246,482   $  249,240
                                         ___________  ___________







Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                       For the Three       For the Six      From Inception
                        Months Ended       Months Ended       on May 21,
                          June 30,            June 30,       1985 Through
                      __________________  __________________    June 30,
                        2003      2002      2003      2002       2003
                      ________  ________  ________  ________   ________
REVENUE               $      -  $     -   $     -   $     -    $     -
                      ________  ________  ________  ________   ________
     Total Revenue           -        -         -         -          -
                      ________  ________  ________  ________   ________

OPERATING EXPENSES:
 General and
   administrative        2,175    3,389     5,806     6,389    124,823
 Amortization                -        -         -         -        500
                      ________  ________  ________  ________   ________
   Total Operating
       Expenses          2,175    3,389     5,806     6,389    125,323
                      ________  ________  ________  ________   ________
OTHER INCOME (EXPENSE):
 Interest, dividends,
   and capital gain
   distributions         1,014    1,523     2,068     2,144    163,183
 Gain (loss) from sale
   or abandonment of
   available-for-sale
   securities                -        -         -         -    (42,429)
                      ________  ________  ________  ________   ________
   Total Other Income
       (Expense)         1,014    1,523     2,068     2,144    120,754
                      ________  ________  ________  ________   ________
INCOME (LOSS) BEFORE
  INCOME TAXES          (1,161)  (1,866)   (3,738)   (4,245)    (4,569)

CURRENT TAX EXPENSE          -        -         -         -      5,184

DEFERRED TAX EXPENSE         -        -         -         -          -
                      ________  ________  ________  ________   ________
NET INCOME (LOSS)     $ (1,161) $(1,866)  $(3,738)  $(4,245)   $(9,753)
                      ________  ________  ________  ________   ________
EARNINGS (LOSS) PER
  COMMON SHARE        $   (.00) $  (.00)  $  (.00)  $  (.00)   $  (.00)
                      ________  ________  ________  ________   ________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six     From Inception
                                          Months Ended      on May 21,
                                            June 30,       1985 Through
                                      ____________________   June 30,
                                          2003      2002       2003
                                      __________  ________   ________
Cash Flows From Operating Activities:
 Net loss                             $   (3,738) $ (4,245)  $ (9,753)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
  Amortization expense                         -         -        500
  Net realized (gain) loss on
   disposition of securities                   -         -     42,429
  Non-cash expense                             -         -      7,500
  Changes in assets and liabilities:
   (Increase) decrease in
     prepaid expenses                     (1,077)   (1,245)    (1,077)
   Increase in accounts payable              980       740        980
                                      __________  ________   ________
        Net Cash Provided (Used)
         by Operating Activities          (3,835)   (4,750)    40,579
                                      __________  ________   ________

Cash Flows From Investing Activities:
 Payment of organization costs                 -         -       (500)
 Proceeds from sale of securities              -         -    259,032
 Purchase of securities                        -         -   (301,461)
                                      __________  ________   ________
        Net Cash (Used) by
         Investing Activities                  -         -    (42,929)
                                      __________  ________   ________

Cash Flows From Financing Activities:
 Proceeds from common stock issuance           -         -    262,000
 Payments for stock offering costs             -         -    (14,245)
                                      __________  ________   ________
        Net Cash Provided by
         Financing Activities                  -         -    247,755
                                      __________  ________   ________

Net Increase (Decrease) in Cash           (3,835)   (4,750)   245,405

Cash at Beginning of Period              249,240   254,855          -
                                      __________  ________   ________

Cash at End of Period                   $245,405  $250,105   $245,405
                                      __________  ________   ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $     -   $      -   $      -
    Income taxes                        $     -   $      -   $  6,309

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period ended June 30, 2003:
     None

  For the period ended June 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of June 30, 2003 and December 31, 2002, the Company had cash balances in excess of federally insured amounts of approximately $145,405 and $149,240, respectively.

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - COMMON STOCK

  In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500 (or $0.15 per share).

  In March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 (or $.04 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

  In July 1986, the Company completed a public offering of 1,450,000 shares of common stock for gross proceeds of $145,000 (or $.10 per share). Offering costs of $13,245 were offset against the proceeds of the offering.

  In May 1985, in connection with its organization, the Company issued 300,000 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000 (or $.04 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available operating loss carryforwards of approximately $12,000, which may be applied against future taxable income and which expire in various years through 2023.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,800 and $1,200 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the six months ended June 30, 2003 and 2002.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,077 and $1,245 for the six months ended June 30, 2003 and 2002, respectively, for its share of the office space.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                         For the Three         For the Six      From Inception
                          Months Ended        Months Ended         on May 21,
                            June 30,             June 30,        1985 Through
                      ____________________  ____________________    June 30,
                         2003       2002      2003       2002        2003
                      _________  _________  _________  _________   _________
  Loss from continuing
  operations available
  to common
  shareholders
  (numerator)         $ (1,161)  $ (1,866)  $ (3,738)  $ (4,245)   $ (9,753)
                      _________  _________  _________  _________   _________
  Weighted average
  number of common
  shares outstanding
  used in earnings
  (loss) per share
  during the period
  (denominator)       4,425,000  4,425,000  4,425,000  4,425,000   2,292,535
                      _________  _________  _________  _________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2003, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $244,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, with most of the Company's assets remaining available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Item 3.  Controls and Procedures

     The  Company's  President, who acts as its  principal  executive  and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5. Other Information
     None.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          The following documents are included as exhibits to this report:

Exhibit   SEC Ref.
 No.        No.                Title of Document                     Location


31.1        31   Section 302 Certification of Chief Executive/      This Filing
                 Chief Financial Officer

32.1        32   Section 1350 Certification of Chief Executive/     This Filing
                 Chief Financial Officer


     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the quarter for which this report is filed.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date: August 12, 2003              By /s/ T.Kent Rainey
                                   T. Kent Rainey, President
                                  (Principal Accounting and
                                     Financial Officer)