Form 10KSB
period 2003-12-31
CONCEPT CAPITAL CORP
filed 2004-03-30
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10K-SB

(Mark One)
     [ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended December
     31, 2003.

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

                              (801)-364-2538
             (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act:

                                        Name of Each Exchange
          Title of each class                on Which Registered
                None                             None

      Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, Par Value $0.001

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ] No [    ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

     State the issuer's revenues for the most recent fiscal year. The issuer's revenues for the fiscal year ended December 31, 2003, were $0.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

     As of March 25, 2004, based on the average of the bid and asked quotations of $0.28 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $770,000.

                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____
No ____

                 APPLICABLE ON LY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of March 25, 2004, there were 4,425,000 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

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

     None.

     Transitional Small Business Disclosure Format (check one):
          Yes  ___       No  X


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

Part I

Item 1.  Description of Business

General

Concept Capital Corporation (the "Registrant" or the "Company") is seeking business opportunities for acquisition or participation by the Company.

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

In certain circumstances, the Company may agree to pay a finder's fee or to otherwise pay for investment banking or other services provided by persons who are unaffiliated with the Company but who submit business opportunities in which the Company participates. No finder's fees or other compensation will be paid to any person who is an officer, director, or current owner of 10% or more of the Company's issued and outstanding Common Stock.

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

As of December 31, 2003, the Company had net assets in the form of cash and cash equivalents in the amount of approximately $243,000, which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

The market for the Company's common stock must be characterized as a limited market due to the absence of any significant trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities not traded on a national exchange or included in the NASDAQ system is generally less liquid and more volatile than national exchange and NASDAQ markets and rapid and extreme fluctuations in market prices are not uncommon. No assurance can be given that the current over-the-counter market for the Company's common stock will continue or that the prices in the market will be maintained at their present levels. (See "Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.")

The officers, directors and principal shareholders of the Company control a majority of its common stock and are effectively able to determine the policies and practices of the Company.

The officers, directors and principal shareholders of the Company own approximately 53.2% of the Company's outstanding shares of common stock. As a result, these shareholders may effectively be able to control the management and policies of the Company through their ability to determine the outcome of elections for the Company's board of directors and other matters requiring the vote or consent of shareholders.

Item 2.  Description of Property.

The Company does not own any property and conducts its limited operations from the office of its president. (See "Item 1. Description of Business:
Facilities.")

Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company's common stock is included on the OTC Bulletin Board under the symbol "CTCY."

The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 2003 and 2002.

                          High Bid      Low Bid
     2003
     First Quarter        $ 0.22         $ 0.21
     Second Quarter         0.33           0.21
     Third Quarter          0.25           0.21
     Fourth Quarter         0.51           0.20

                          High Bid       Low Bid
     2002
     First Quarter        $ 0.25         $ 0.18
     Second Quarter         0.21           0.20
     Third Quarter          0.21           0.21
     Fourth Quarter         0.22           0.20

On March 25, 2004, the inside quotations for the Company's common stock on the OTC Bulletin Board were $0.23 bid and $0.33 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future.

At March 25, 2004, there were 64 holders of record of the Company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by the Company's transfer agent.

Transfer Agent

Atlas Stock Transfer Company, 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151, serves as transfer agent and registrar for the Company's common stock.

Recent Sales of Unregistered Securities

In May 2000, the Company issued 50,000 shares of restricted stock as payment for legal services rendered with a value of $7,500. No underwriter was involved in the transaction and the Company sold the shares directly to the purchaser. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Sections 4(2) and 4(6) of the Securities Act for transactions not involving any public offering. The purchaser signed an investment representation letter and the stock certificates were imprinted with a restricted legend.

Except as described above, the Company has not issued any unregistered securities during the preceding three years.

Issuer Purchases of Equity Securities

The Company has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2003, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $243,000. Due to the decline in interest rates, the Company anticipates that the interest income it earns on that amount will be sufficient to pay a portion of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any business it acquires will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2003
Independent Auditors' Report
Balance Sheet, December 31, 2003
Statements of Operations, for the years ended December 31, 2003 and 2002 and from inception on May 21, 1985 through December 31, 2003
Statement of Stockholders' Equity, from inception on May 21, 1985 through December 31, 2003
Statements of Cash Flows, for the years ended December 31, 2003 and 2002 and from inception on May 21, 1985 through December 31, 2003
Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Registrant's President, who acts as its principal executive and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officer has concluded (based on the evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                     Age              Title*

T. Kent Rainey                55        President and Director
William P. Archer             53        Vice President and Director
Vicki L. Rainey               55        Secretary, Treasurer and
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

T. Kent Rainey, age 55, is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 29 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

William P. Archer, age 53, is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

Vicki L. Rainey, age 55, is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

Board of Director Meetings and Committees

The Board of Directors discussed the business and affairs of the Company informally on several occasions throughout the year but held no formal meetings of directors.

The Board of Directors has not appointed any standing committees. There is no separately-designated standing audit committee and the entire Board of Directors acts as the Company's audit committee. The Board of Directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date have justified the expenses involved in obtaining such a financial expert. In addition, the Company's Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of such exchanges.

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

Code of Ethics

The Company plans to adopt a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. When completed, a copy of such Code of Ethics will be provided to any person without charge, upon request directed to: Concept Capital Corporation, Atten: Secretary, 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111.

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

The Company's directors are compensated at the rate of $100 for each meeting of the board of directors attended by them. No compensation was paid to the Company's directors during the 2003 fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 25, 2004, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On March 25, 2004, there were outstanding 4,425,000 shares of the Company's common stock.

                                     Number of            Percent
 Name                            Shares Owned(1)           of
                                                           Class

Principal Shareholders
Byron B. Barkley(2)                368,500                  8.3%
Tyler K. Rainey(3)                 335,000                  7.8%

Officers and Directors(4)
T. Kent Rainey(5)                  800,000                 18.1%
William P. Archer                  750,000                 16.9%
Vicki L. Rainey(5)                 100,000                  2.3%
All Officers and Directors       1,650,000                 37.3%
as a Group (3 persons)(5)
________________________________
(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2)  Mr. Barkley's address is 39 West Market Street, Salt Lake City, Utah
     84101.
(3) Mr. Tyler Rainey's address is 744 E. Rosemore Court, Murray, Utah 84107. Mr. Tyler Rainey is the adult son of T. Kent and Vicki Rainey.
(4) The address for each of the Company's officers and directors is 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111.
(5) T. Kent Rainey and Vicki L. Rainey are husband and wife and each disclaims beneficial ownership of the shares held by the other.

Equity Compensation Plans

The Company does not have in effect any compensation plans under which equity securities of the Company are authorized for issuance and the Company does not have any outstanding stock options.

Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space at the office of T. Kent Rainey, its president. This space is subleased to the Company on a month-to-month basis for a monthly rental of $180 plus its portion of office expenses estimated at an additional $50 to $70 per month. The Company paid a total of $2,154 for such office space and office expenses during the 2003 calendar year.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit    SEC Ref.
No.         No.            Title of Document             Location
  3.1       3       Articles of Incorporation       Incorp.by Reference*
                    and amendments thereto
  3.2       3       Bylaws                         Incorp. by Reference*
 31.1      31      Section 302 Certification of        This Filing
                   Chief Executive Officer
32.1        32     Section 1350 Certification of       This Filing
                   Chief Executive Officer

     *Incorporated by reference to Exhibits 3.1 and 3.2 to the Company' Form 10-SB filed April 19, 1999..
     (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2003.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent accountants for the fiscal years ended December 31, 2003 and 2002.

During the fiscal years ended December 31, 2003 and December 31, 2002, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

               Year Ended
               December 31,

                                2003              2002

Audit Fees                   $ 3,650            $ 3,460
Audit-Related Fees                 0                  0
Tax Fees                         250                250
All Other Fees                     0                  0

Total                       $  3,900            $ 3,710


"Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. "Audit-Related Fees" consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. "Tax Fees" consisted of fees billed for tax payment planning and tax preparation services. "All Other Fees" consisted of fees billed for services in connection with legal matters and technical accounting research.

The Board of Directors plans to adopt policies and procedures with respect to the pre-approval by the Board of Directors of non-audit engagements of the Company's independent accountants.





       [The balance of this page has been left blank intentionally.]

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCEPT CAPITAL CORPORATION
                              (Registrant)


Dated: March 28, 2004                   By /s/ T. Kent Rainey
T. Kent Rainey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 28, 2004                   By /s/ T. Kent Rainey
T. Kent Rainey
                              President and Director
                              (Principal Executive and Accounting Officer)


Dated: March 28, 2004                   By /s/ William P. Archer
William P. Archer
                              Vice President and Director


Dated: March 28, 2004                   By /s/ Vicki L. Rainey
Vicki L. Rainey
                              Secretary and Director

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on May 21, 1985
            through December 31, 2003                        3


        -  Statement of Stockholder's Equity, from
            inception on May 21, 1985 through
            December 31, 2003                              4 - 6


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on May 21, 1985
            through December 31, 2003                        7


        -  Notes to Financial Statements                   8 - 10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 21, 1985 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 21, 1985 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.



PRITCHETT, SILER & HARDY P.C.

February 6, 2004
Salt Lake City, Utah

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2003
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  244,050
                                                       __________
        Total Current Assets                           $  244,050
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $      750
                                                       __________
        Total Current Liabilities                             750
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                          (11,955)
                                                       __________
        Total Stockholders' Equity                        243,300
                                                       __________

                                                       $  244,050
                                                      ___________

















 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                         For the     From Inception
                                        Year Ended    on May 21,
                                       December 31,   1985 Through
                                    __________________December 31,
                                       2003     2002      2003
                                     ________ ________ _________
REVENUE                              $      - $      - $       -
                                     ________ ________ _________

OPERATING EXPENSES:
 General and administrative             9,882   10,492   128,899
 Amortization                               -        -       500
                                     ________ ________ _________
     Total Expenses                     9,882   10,492   129,399
                                     ________ ________ _________

LOSS BEFORE OTHER INCOME (EXPENSE)    (9,882) (10,492)  (129,399)

OTHER INCOME (EXPENSE):
  Interest, dividends and capital
    gain distributions                  3,942    4,877   165,057
  Gain (Loss) on sale or abandonment
    of available-for-sale securities        -        -   (42,429)
                                     ________ ________ _________
    Total Other Income (Expense)        3,942    4,877   122,628
                                     ________ ________ _________
INCOME LOSS BEFORE INCOME TAXES       (5,940)  (5,615)    (6,771)

CURRENT TAX EXPENSE                         -        -     5,184

DEFERRED TAX EXPENSE                        -        -         -
                                     ________ ________ _________

NET LOSS                             $(5,940) $(5,615) $ (11,955)
                                    _________ ________ __________

LOSS PER COMMON SHARE                $  (.00) $  (.00) $   (.01)
                                    _________ ________ __________










The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2003


                                                            Earnings
                                                 Capital    (Deficit)
                                                   in       Accumulated
                               Common Stock      Excess    During the
                           ______________________ of Par   Development
                             Shares     Amount    Value       Stage
                           _________   _______   ________   _________
BALANCE,
 May 21, 1985                      -   $     -   $      -   $       -

Issuance of 300,000
  shares of common stock
  for cash at $.04 per
  share, May 1985            300,000       300     11,700           -

Net income (loss) for
  the period ended
  December 31, 1985                -         -          -         341
                           _________   _______   ________   _________
BALANCE,
 December 31, 1985           300,000       300     11,700         341

Issuance of 1,450,000
  shares of common stock
  for cash at $.10 per
  share, July 1986, net
  of stock offering costs
  of $13,245               1,450,000     1,450    130,305           -

Net income (loss) for
  the year ended
  December 31, 1986                -         -          -       3,243
                           _________   _______   ________   _________
BALANCE,
 December 31, 1986         1,750,000     1,750    142,005       3,584

Net income (loss) for
  the year ended
  December 31, 1987                -         -          -      (3,555)
                           _________   _______   ________   _________
BALANCE,
 December 31, 1987         1,750,000     1,750    142,005          29

Net income (loss) for
  the year ended
  December 31, 1988                -         -          -       5,965
                           _________   _______   ________   _________
BALANCE,
 December 31, 1988         1,750,000     1,750    142,005       5,994

Net income (loss) for
  the year ended
  December 31, 1989                -         -          -       8,787
                           _________   _______   ________   _________
BALANCE,
 December 31, 1989         1,750,000     1,750    142,005      14,781

Net income (loss) for
  the year ended
  December 31, 1990                -         -          -     (23,653)
                           _________   _______   ________   _________
BALANCE,
 December 31, 1990         1,750,000     1,750    142,005      (8,872)

                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2002

                                [Continued]

                                                            Earnings
                                                 Capital    (Deficit)
                                                   in       Accumulated
                               Common Stock      Excess    During the
                           ______________________ of Par   Development
                             Shares     Amount    Value       Stage
                           _________   _______   ________   _________
Net income (loss) for
  the year ended
  December 31, 1991                -         -          -      4,298
                           _________   _______   ________   _________
BALANCE,
 December 31, 1991         1,750,000     1,750    142,005     (4,574)

Net income (loss) for
  the year ended
  December 31, 1992                -         -          -    (11,362)
                           _________   _______   ________   _________
BALANCE,
 December 31, 1992         1,750,000     1,750    142,005    (15,936)

Net income (loss) for
  the year ended
  December 31, 1993                -         -          -     (1,172)
                           _________   _______   ________   _________
BALANCE,
 December 31, 1993         1,750,000     1,750    142,005    (17,108)

Net income (loss) for
  the year ended
  December 31, 1994                -         -          -    (13,921)
                           _________   _______   ________   _________
BALANCE,
 December 31, 1994         1,750,000     1,750    142,005    (31,029)

Net income (loss) for
  the year ended
  December 31, 1995                -         -          -      7,218
                           _________   _______   ________   _________
BALANCE,
 December 31, 1995         1,750,000     1,750    142,005    (23,811)

Net income (loss) for
  the year ended
  December 31, 1996                -         -          -      7,589
                           _________   _______   ________   _________
BALANCE,
 December 31, 1996         1,750,000     1,750    142,005    (16,222)

Net income (loss) for
  the year ended
  December 31, 1997                -         -          -      7,366
                           _________   _______   ________   _________
BALANCE,
 December 31, 1997         1,750,000     1,750    142,005     (8,856)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2002

                                [Continued]


                                                            Earnings
                                                 Capital    (Deficit)
                                                   in       Accumulated
                               Common Stock      Excess    During the
                           ______________________ of Par   Development
                             Shares     Amount    Value       Stage
                           _________   _______   ________   _________
Net income (loss) for
  the year ended
  December 31, 1998                -         -          -      15,230
                           _________   _______   ________   _________
BALANCE,
 December 31, 1998         1,750,000     1,750    142,005       6,374

Issuance of 2,625,000
  shares of common
  stock for cash at
  $.04 per share,
  March 1999, net of
  stock offering costs
  of $1,000                2,625,000     2,625    101,375           -

Net income (loss) for
  the year ended
  December 31, 1999                -         -          -         243
                           _________   _______   ________   _________
BALANCE,
 December 31, 1999         4,375,000     4,375    243,380       6,617

Issuance of 50,000
  shares of common
  stock for legal
  services rendered
  at $.15 per share,
  May 2000                    50,000        50      7,450          -

Net income (loss) for
  the year ended
  December 31, 2000                -         -          -     (5,718)
                           _________   _______   ________   _________
BALANCE,
 December 31, 2000         4,425,000     4,425    250,830        899

Net income (loss) for
  the year ended
  December 31, 2001                -         -          -     (1,299)
                           _________   _______   ________   _________
BALANCE,
 December 31, 2001         4,425,000     4,425    250,830       (400)

Net income (loss) for
  the year ended
  December 31, 2002                -         -          -     (5,615)
                           _________   _______   ________   _________
BALANCE,
 December 31, 2002         4,425,000     4,425    250,830     (6,015)

Net income (loss) for
  the year ended
  December 31, 2003                -         -          -     (5,940)
                           _________   _______   ________   _________
BALANCE,
 December 31, 2003         4,425,000   $ 4,425   $250,830   $(11,955)
                           _________   _______   ________   _________

 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                            For the       From Inception
                                           Year Ended       on May 21,
                                          December 31,     1985 Through
                                        ___________________ December 31,
                                          2003       2002      2003
                                        ________   ________   _________
Cash Flows From Operating Activities:
  Net loss                              $ (5,940)  $ (5,615)  $ (11,955)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Amortization expense                      -          -         500
     Net realized (gain) loss
      on disposition of securities             -          -      42,429
     Non-cash expense                          -          -       7,500
     Changes in assets and liabilities:
      (Increase) decrease in
        tax receivable                         -          -           -
      Increase (decrease) in
        accounts payable                     750          -         750
                                        ________   ________   _________
      Net Cash Provided (Used) by
        Operating Activities              (5,190)    (5,615)     39,224
                                        ________   ________   _________
Cash Flows From Investing Activities:
  Payment of organization costs                -          -        (500)
  Proceeds from sale of securities             -          -     259,032
  Purchase of securities                       -          -    (301,461)
                                        ________   ________   _________
      Net Cash (Used) by
        Investing Activities                   -          -     (42,929)
                                        ________   ________   _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -          -     262,000
  Payments for stock offering costs            -          -     (14,245)
                                        ________   ________   _________
      Net Cash Provided by
        Financing Activities                   -          -     247,755
                                        ________   ________   _________
Net Increase (Decrease) in Cash           (5,190)    (5,615)    244,050

Cash at Beginning of Year                249,240    254,855           -
                                        ________   ________   _________
Cash at End of Year                     $244,050   $249,240   $ 244,050
                                        ________   ________   _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $      -    $      -   $       -
    Income taxes                       $      -    $      -   $   6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through December 31, 2003:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500

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

  Concentration of Credit Risk - As of December 31, 2003, the Company has cash balances in excess of federally insured amounts of approximately $144,050.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available operating loss carryforwards of approximately $14,200, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,100 and $1,200 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $900 during the year ended December 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the years ended December 31, 2003 and 2002.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $2,154 and $2,489 for the years ended December 31, 2003 and 2002, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the         From Inception
                                         Year Ended          on May 21,
                                        December 31,        1985 Through
                                    _____________________   December 31,
                                       2003       2002          2003
                                    _________   _________    __________
     Loss from continuing
       operations applicable
       to common stockholders
       (numerator)                  $ (5,940)   $ (5,615)    $ (11,955)
                                    _________   _________    __________
     Weighted average number
       of common shares
       outstanding used in
       loss per share during
       the period (denominator)     4,425,000   4,425,000    2,350,254
                                    _________   _________    __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.