Form 10QSB
period 2004-03-31
CONCEPT CAPITAL CORP
filed 2004-05-17
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          Form 10-QSB

(Mark One)
[  X  ]      Quarterly report under Section 13 or 15(d) of the  Securities
Exchange Act of 1934
     For the quarterly period ended MARCH 31, 2004

[     ]     Transition  report pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
     For the transition period from _______________  to  ______________

     Commission file number 0-25901

                     CONCEPT CAPITAL CORPORATION
 (Exact name of small business issuer as specified in charter)

              UTAH                                         87-0422564
(State or Other Jurisdiction of                         (I.R.S.Employer
Incorporation or Organization)                         Identification No.)

175 South Main Street, Suite 1210, Salt Lake City, Utah         84111
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

     As of May 14, 2004, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of March 31, 2004 and December 31, 2003, the related unaudited condensed statements of operations for the three months ended March 31, 2004 and 2003, and for the period from inception on May 21, 1985 through March 31, 2004, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2004 and 2003, and for the period from inception on May 21, 1985 through March 31, 2004. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2003. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $   240,297  $   244,050
  Prepaid expense                              1,466            -
                                         ___________  ___________
        Total Current Assets                 241,763      244,050
                                         ___________  ___________
                                         $   241,763  $   244,050
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                       $     1,250  $       750
                                         ___________  ___________
        Total Current Liabilities              1,250          750
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                        (14,742)     (11,955)
                                         ___________  ___________
        Total Stockholders' Equity           240,513      243,300
                                         ___________  ___________
                                         $   241,763  $   244,050
                                         ___________  ___________







Note: The Balance Sheet of December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                         For the Three     From Inception
                                          Months Ended       on May 21,
                                           March 31,        1985 Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
REVENUE                              $       -  $       -  $            -
                                     _________  _________  ______________

OPERATING EXPENSES:
 General and administrative              3,660      3,631         132,559
 Amortization                                -          -             500
                                     _________  _________  ______________
     Total Operating
       Expenses                          3,660      3,631         133,059
                                     _________  _________  ______________

LOSS BEFORE OTHER
  INCOME (EXPENSE)                      (3,660)    (3,631)       (133,059)

OTHER INCOME (EXPENSE):
 Interest, dividends, and
   capital gain distributions              873      1,054         165,930
 Gain (loss) from sale or
   abandonment of available-
   for-sale securities                       -          -         (42,429)
                                     _________  _________  ______________
     Total Other Income
       (Expense)                           873      1,054         123,501
                                     _________  _________  ______________
LOSS BEFORE INCOME
  TAXES                                 (2,787)    (2,577)         (9,558)

CURRENT TAX EXPENSE                          -          -           5,184

DEFERRED TAX EXPENSE                         -          -               -
                                     _________  _________  ______________
NET INCOME (LOSS)                    $  (2,787) $  (2,577) $      (14,742)
                                     _________  _________  ______________
LOSS PER COMMON
  SHARE                              $    (.00) $    (.00) $         (.01)
                                     _________  _________  ______________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three     From Inception
                                          Months Ended       on May 21,
                                           March 31,        1985 Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                            $  (2,787) $  (2,577) $      (14,742)
 Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
  Amortization expense                       -          -             500
  Net realized (gain) loss on
    disposition of securities                -          -          42,429
  Non-cash expense                           -          -           7,500
  Changes in assets and
    liabilities:
   (Increase) in prepaid expenses       (1,466)    (1,615)         (1,466)
   Increase in accounts payable            500      2,440           1,250
                                     _________  _________  ______________
        Net Cash Provided (Used)
          by Operating Activities       (3,753)    (1,752)         35,471
                                     _________  _________  ______________

Cash Flows from Investing
  Activities:
 Payment of organization costs               -          -            (500)
 Proceeds from sale of securities            -          -         259,032
 Purchase of securities                      -          -        (301,461)
                                     _________  _________  ______________
        Net Cash (Used) by
          Investing Activities               -          -         (42,929)
                                     _________  _________  ______________

Cash Flows from Financing
  Activities:
 Proceeds from common stock
   issuance                                  -          -         262,000
 Payments for stock offering costs           -          -         (14,245)
                                     _________  _________  ______________
        Net Cash Provided by
          Financing Activities               -          -         247,755
                                     _________  _________  ______________

Net Increase (Decrease) in Cash         (3,753)    (1,752)        240,297

Cash at Beginning of Period            244,050    249,240               -
                                     _________  _________  ______________

Cash at End of Period                $ 240,297  $ 247,488  $      240,297
                                     _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $     - $      - $           -
    Income taxes                        $     - $      - $       6,309

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period ended March 31, 2004:
     None

  For the period ended March 31, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of March 31, 2004 and December 31, 2003, the Company had cash balances in excess of federally insured amounts of approximately $140,297 and $144,050, respectively.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available operating loss carryforwards of approximately $17,000, which may be applied against future taxable income and which expire in various years through 2024.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,600 and $2,100 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 during the three months ended March 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the three months ended March 31, 2004 and 2003.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $489 and $538 for the three months ended March 31, 2004 and 2003, respectively, for its share of the office space.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                         For the Three     From Inception
                                          Months Ended       on May 21,
                                           March 31,        1985 Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
  Loss from continuing operations
    available to common
    shareholders (numerator)         $  (2,787) $  (2,577) $      (14,742)
                                     _________  _________  ______________
  Weighted average number of
    common shares outstanding
    used in earnings (loss) per
    share during the period
    (denominator)                    4,425,000  4,425,000       2,377,660
                                     _________  _________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2004, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $239,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

Item 5. Other Information
     None.


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits. The following documents are included as exhibits to this report:

  Exhibit  SEC Ref.
    No.      No.            Title of Document                Location

   31.1      31     Section 302 Certification of            This Filing
                    Chief Executive/Chief Financial Officer

   32.1      32     Section 1350 Certification of           This Filing
                    Chief Executive/Chief Financial Officer

 (b)   Reports on Form 8-K.  No reports on Form 8-K were filed  during the quarter for which this report is filed.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date: May 14, 2004                 By  /s/ T. Kent Rainey
                                     T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)