Form 10QSB
period 2004-06-30
CONCEPT CAPITAL CORP
filed 2004-08-16
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                Form 10-QSB

(Mark One)
[  X  ]     Quarterly report under Section 13 or 15(d) of the  Securities
            Exchange Act of 1934 For the quarterly period ended JUNE 30, 2004

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

Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes _X_      No___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No__

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of August 10, 2004, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format
(Check one):

Yes___      No _X_

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2004 and December 31, 2003, the related unaudited condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and for the period from inception on May 21, 1985 through June 30, 2004, and the related unaudited condensed statements of cash flows for the three and six months ended June 30, 2004 and 2003, and for the period from inception on May 21, 1985 through June 30, 2004. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2003. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and for the period from inception on
              May 21, 1985 through June 30, 2004                 3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and for the period from inception on
              May 21, 1985 through June 30, 2004                 4


        -  Notes to Unaudited Condensed Financial Statements   5 - 8

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  239,690   $  244,050
  Prepaid expense                                977            -
                                         ___________  ___________
        Total Current Assets                 240,667      244,050
                                         ___________  ___________
                                          $  240,667   $  244,050
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    2,350   $      750
                                          ___________  ___________
        Total Current Liabilities              2,350          750
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                        (16,938)     (11,955)
                                         ___________  ___________
        Total Stockholders' Equity           238,317      243,300
                                         ___________  ___________
                                          $  240,667   $  244,050
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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,   on May 21, 1995
                     ____________________  __________________     Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
REVENUE              $        - $       -  $      - $       -  $            -
                     __________ _________  ________ _________  ______________

OPERATING EXPENSES:
 General and
  administrative          3,054     2,175     6,714     5,806         135,613
 Amortization                 -         -         -         -             500
                     __________ _________  ________ _________  ______________
     Total Operating
       Expenses           3,054     2,175     6,714     5,806         136,113
                     __________ _________  ________ _________  ______________

LOSS BEFORE OTHER
  INCOME (EXPENSE)       (3,054)   (2,175)   (6,714)   (5,806)      (136,113)

OTHER INCOME (EXPENSE):
 Interest, dividends,
  and capital gain
  distributions             858     1,014     1,731     2,068         166,788
 Gain (loss) from
  sale or abandonment
  of available-for-
  sale securities             -         -         -         -        (42,429)
                     __________ _________  ________ _________  ______________
     Total Other
      Income (Expense)      858     1,014     1,731     2,068         124,359
                     __________ _________  ________ _________  ______________
LOSS BEFORE INCOME
  TAXES                  (2,196)   (1,161)   (4,983)   (3,738)       (11,754)

CURRENT TAX EXPENSE           -         -         -         -           5,184

DEFERRED TAX EXPENSE          -         -         -         -               -
                     __________ _________  ________ _________  ______________
NET INCOME (LOSS)    $   (2,196)$  (1,161) $ (4,983)$  (3,738) $     (16,938)
                     __________ _________  ________ _________  ______________
LOSS PER COMMON
  SHARE              $     (.00)$    (.00) $   (.00)$    (.00) $        (.01)
                     __________ _________  ________ _________  ______________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six Months   From Inception
                                           Ended June 30,     on May 21, 1985
                                          __________________      Through
                                             2004    2003      June 30, 2004
                                          ________ _________   ______________
Cash Flows from Operating Activities:
 Net loss                                 $ (4,983)$  (3,738)  $     (16,938)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
  Amortization expense                           -         -              500
  Net realized (gain) loss on
   disposition of securities                     -         -           42,429
  Non-cash expense                               -         -            7,500
  Changes in assets and liabilities:
   (Increase) in prepaid expenses             (977)   (1,077)           (977)
   Increase in accounts payable              1,600       980            2,350
                                          ________ _________   ______________
        Net Cash Provided (Used) by
         Operating Activities               (4,360)   (3,835)          34,864
                                          ________ _________   ______________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -            (500)
 Proceeds from sale of securities                -         -          259,032
 Purchase of securities                          -         -        (301,461)
                                          ________ _________   ______________
        Net Cash (Used) by
         Investing Activities                    -         -         (42,929)
                                          ________ _________   ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -         -          262,000
 Payments for stock offering costs               -         -         (14,245)
                                          ________ _________   ______________
        Net Cash Provided by
         Financing Activities                    -         -          247,755
                                          ________ _________   ______________

Net Increase (Decrease) in Cash             (4,360)   (3,835)         239,690

Cash at Beginning of Period                244,050   249,240                -
                                          ________ _________   ______________

Cash at End of Period                     $239,690 $ 245,405   $      239,690
                                          ________ _________   ______________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the period for:
    Interest                              $      - $       -   $            -
    Income taxes                          $      - $       -   $        6,309

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period ended June 30, 2004:
     None

  For the period ended June 30, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of June 30, 2004 and December 31, 2003, the Company had cash balances in excess of federally insured amounts of approximately $139,690 and $144,050, respectively.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available operating loss carryforwards of approximately $19,000, which may be applied against future taxable income and which expire in various years through 2024.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,900 and $2,100 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the six months ended June 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay any compensation to its officers and directors during the six months ended June 30, 2004 and 2003.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $977 and $1,077 for the six months ended June 30, 2004 and 2003, respectively, for its share of the office space.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,   on May 21, 1985
                     ____________________  __________________     Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
  Loss from
   continuing
   operations
   available to
   common shareholders
   (numerator)       $   (2,196)$  (1,161)   (4,983)$  (3,738) $     (16,938)
                     __________ _________  ________ _________  ______________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during
   the period
   (denominator)      4,425,000 4,425,000 4,425,000 4,425,000      2,404,352
                     __________ _________  ________ _________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - SUBSEQUENT EVENT - PROPOSED ACQUISITION

  Letter  of  Intent - In June 2004, the Company entered into a  non-binding letter of intent for the acquisition of GalesIndustries Acquisition Group, Inc. ("Gales"). The proposed agreement provides for the Company to issue up to 45,575,000 shares of common stock to the shareholders of Gales for 100% of the outstanding shares of Gales' common stock. The proposed agreement also provides for Gales to raise $5 million to $7.5 million in equity securities through a private placement and for Gales to complete its initial platform acquisition of a manufacturer of defense/aerospace components. If the proposed acquisition is completed, the current
  shareholders  of  the  Company  would  retain  approximately   8.85%
  ownership in the Company resulting in a change in control of the Company. Further, if the proposed acquisition is completed the current officers and directors of the Company would resign and new officers and directors would be appointed and the name of the Company would be changed. Final consummation of the proposed acquisition is not guaranteed and is subject to various conditions including the signing of a definitive acquisition agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2004, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $237,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

     As discussed in Part II, Item 5 of this report, the Company has entered into a non-binding letter of intent pertaining to its acquisition of GalesIndustries Acquisition Group, Inc. ("Gales"). The Company has incurred expenses in connection with the negotiation of the letter of intent and will incur additional expenses in connection with the negotiation of a definitive agreement and proxy statement. In the event the proposed transaction is completed, the Company's remaining cash, after payment of the expenses of the transaction, would be available to the combined companies for use as working capital.

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

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information

     On June 15, 2004, the Company entered into a preliminary, non-binding letter of intent for the acquisition of GalesIndustries Acquisition Group, Inc. ("Gales") of New York City, New York. The letter of intent generally provides that prior to or concurrently with the closing of the transaction, Gales would complete a private placement of equity securities for gross proceeds of between $5 Million and $7.5 Million and would complete the proposed purchase of its initial platform acquisition, a Long Island, New York based defense/aerospace components manufacturer ("TargetCo"), for a combination of cash and seller-financed debt. At closing, assuming Gales completes all $7.5 Million of the private placement, Gales would merge with Concept and the outstanding shares of Gales would be converted into 45,575,000 restricted shares of Concept common stock. Following the transaction, the current shareholders of Concept would own 4,425,000 shares, or approximately 8.85% of the then 50,000,000 issued and outstanding shares of Concept, and TargetCo would be a wholly owned subsidiary of Concept. The letter of intent provides that the number of shares to be issued to acquire Gales will be reduced in accordance with a pre-determined formula if Gales raises less than $7.5 million but more than $5 million in its private placement. As of the date hereof, Gales has not completed its private placement and the definitive merger agreement has not been negotiated or signed.

     If and when a definitive merger agreement is executed, Concept plans to call and hold a special shareholders' meeting for the purpose of approving the merger, changing the name of Concept to "Gales Industries, Inc.," electing the persons selected by Gales as the new directors of Concept, and other related corporate actions. The proxy statement for such meeting will contain more detailed information with respect to Gales, TargetCo and the terms of the transaction.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are included as exhibits to this report:

  Exhibit   SEC Ref.
    No.       No.            Title of Document                     Location

   31.1       31      Section  302 Certification  of Chief
                      Executive/Chief Financial Officer           This Filing

   32.1       32      Section 1350 Certification  of  Chief
                      Executive/Chief Financial Officer           This Filing


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation

                                       /s/ T. Kent Rainey
Date:  August 11, 2004             By____________________________
                                     T. Kent Rainey, President
                                     (Principal Accounting and
                                     Financial Officer)