Form 10QSB
period 2004-09-30
CONCEPT CAPITAL CORP
filed 2004-11-15
CIK 786368

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[     ]     TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

     As of November 12, 2004, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2004 and December 31, 2003, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and for the period from inception on May 21, 1985 through September 30, 2004, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and for the period from inception on May 21, 1985 through September 30, 2004. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2003. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2004 and 2003 and for the period from
            inception on May 21, 1985 through September
            30, 2004                                         3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and for the period from inception on
            May 21, 1985 through September 30, 2004          4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $   228,576  $   244,050
  Prepaid expense                                489            -
                                         ___________  ___________
        Total Current Assets                 229,065      244,050
                                         ___________  ___________
                                         $   229,065  $   244,050
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                       $       810  $       750
                                         ___________  ___________
        Total Current Liabilities                810          750
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                 4,425        4,425
  Capital in excess of par value             250,830      250,830
  Deficit accumulated during the
    development stage                       (27,000)     (11,955)
                                         ___________  ___________
        Total Stockholders' Equity           228,255      243,300
                                         ___________  ___________
                                         $   229,065  $   244,050
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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended     on May 21,
                             September 30,     September 30,   1985 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
REVENUE                    $      - $      - $      - $      - $          -
                           ________ ________ ________ ________ ____________

OPERATING EXPENSES:
 General and administrative   9,156    1,905   15,870    7,711      144,769
 Cost of unsuccessful Gales
   acquisition                1,736        -    1,736        -        1,736
 Amortization                     -        -        -        -          500
                           ________ ________ ________ ________ ____________
     Total Operating
       Expenses              10,892    1,905   17,606    7,711      147,005
                           ________ ________ ________ ________ ____________

LOSS BEFORE OTHER
  INCOME (EXPENSE)          (10,892)  (1,905) (17,606)  (7,711)    (147,005)

OTHER INCOME (EXPENSE):
 Interest, dividends, and
   capital gain
   distributions                830      959    2,561    3,027      167,618
 Gain (loss) from sale or
   abandonment of available-
   for-sale securities            -        -        -        -      (42,429)
                           ________ ________ ________ ________ ____________
     Total Other Income
       (Expense)                830      959    2,561    3,027      125,189
                           ________ ________ ________ ________ ____________
LOSS BEFORE INCOME
  TAXES                     (10,062)    (946) (15,045)  (4,684)     (21,816)

CURRENT TAX EXPENSE               -        -        -        -        5,184

DEFERRED TAX EXPENSE              -        -        -        -            -
                           ________ ________ ________ ________ ____________
NET INCOME (LOSS)          $(10,062)$  (946) $(15,045)$(4,684) $   (27,000)
                           ________ ________ ________ ________ ____________
LOSS PER COMMON
  SHARE                    $  (.00) $  (.00) $  (.00) $  (.00) $      (.01)
                           ________ ________ ________ ________ ____________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Nine       From Inception
                                          Months Ended         on May 21,
                                          September 30,       1985 Through
                                      ______________________  September 30,
                                         2004        2003         2004
                                      __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                             $  (15,045) $   (4,684) $    (27,000)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
  Amortization expense                         -           -           500
  Net realized (gain) loss on
    disposition of securities                  -           -        42,429
  Non-cash expense                             -           -         7,500
  Changes in assets and liabilities:
   (Increase) in prepaid expenses           (489)       (538)         (489)
   Increase in accounts payable               60           -           810
                                      __________  __________  ____________
        Net Cash Provided (Used) by
          Operating Activities           (15,474)     (5,222)       23,750
                                      __________  __________  ____________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (500)
 Proceeds from sale of securities              -           -       259,032
 Purchase of securities                        -           -      (301,461)
                                      __________  __________  ____________
        Net Cash (Used) by
          Investing Activities                 -           -       (42,929)
                                      __________  __________  ____________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -       262,000
 Payments for stock offering costs             -           -       (14,245)
                                      __________  __________  ____________
        Net Cash Provided by
          Financing Activities                 -           -       247,755
                                      __________  __________  ____________

Net Increase (Decrease) in Cash          (15,474)     (5,222)      228,576

Cash at Beginning of Period              244,050     249,240             -
                                      __________  __________  ____________

Cash at End of Period                 $  228,576  $  244,018  $    228,576
                                      __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $          -
    Income taxes                      $        -  $        -  $      6,309

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period ended September 30, 2004:
     None

  For the period ended September 30, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of September 30, 2004 and December 31, 2003, the Company had cash balances in excess of federally insured amounts of approximately $128,950 and $144,050, respectively.

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

  In March 1999, the Company issued 2,625,000 shares of common stock for cash proceeds of $105,000 (or $.04 per share) to an individual and nine other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

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

NOTE 3 - UNSUCCESSFUL ACQUISITION

  In June 2004, the Company entered into a non-binding letter of intent for the acquisition of Gales Industries Acquisition Group, Inc. ("Gales") in exchange for shares of the Company's common stock. In September 2004, the letter of intent was terminated and no acquisition occurred. All expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available operating loss carryforwards of approximately $29,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,400 and $2,100 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,300 during the nine months ended September 30, 2004.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay any compensation to its officers and directors during the nine months ended September 30, 2004 and 2003.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,470 and $1,615 for the nine months ended September 30, 2004 and 2003, respectively, for its share of the office space.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three      For the Nine    From Inception
                            Months Ended       Months Ended      on May 21,
                            September 30,      September 30,    1985 Through
                        ___________________ ___________________ September 30,
                           2004      2003      2004      2003       2004
                        _________ _________ _________ _________ ____________
  Loss from continuing
  operations available
  to common shareholders
  (numerator)           $(10,062) $   (946) $(15,045) $ (4,684) $   (27,000)
                        _________ _________ _________ _________ ____________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period
  (denominator)         4,425,000 4,425,000 4,425,000 4,425,000    2,430,638
                        _________ _________ _________ _________ ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 2004, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $228,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the majority of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

     Part II--Other Information

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 30, 2004, the Company announced that the June 15, 2004 letter of intent between the Company and GalesIndustries Acquisition Group, Inc. ("Gales") had been terminated. The letter of intent with Gales, as amended, contemplated that Gales would complete arrangements for its private funding and that the parties would enter into a definitive merger agreement prior to August 15, 2004. Since that condition was not satisfied, the letter of intent was terminated and neither party has any further obligation to the other. Concept incurred approximately $1,700 in expenses associated with the unsuccessful acquisition of Gales, which expenses have been classified as a loss on unsuccessful acquisition.


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

                              Concept Capital Corporation


                                     /s/ T. Kent Rainey
Date:   November  15,  2004       By ________________________________
                                     T. Kent Rainey, President
                                 (Principal Executive and Financial Officer)