Form 10KSB
period 2004-12-31
CONCEPT CAPITAL CORP
filed 2005-03-01
CIK 786368

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10K-SB

(Mark One)
     [ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended December
     31, 2004.

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

     State the issuer's revenues for the most recent fiscal year. The issuer's revenues for the fiscal year ended December 31, 2004, were $0.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

     As of February 23, 2005, based on the average of the bid and asked quotations of $0.65 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $1,803,750.

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

     As of February 23, 2005, there were 4,425,000 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

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

<PAGE >



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

On February 10, 1999, the Company entered into a Stock Purchase Agreement with T. Kent Rainey, the current president of the Company, pursuant to which the Company agreed to sell Mr. Rainey and six other investors 2,625,000 unregistered shares of the Company's common stock for $105,000, subject to approval by the Company's shareholders. The transaction was approved by the Company's shareholders on February 23, 1999 and the shares were issued on March 2, 1999.

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

Letter of Intent for Possible Acquisition Transaction

The Company and China Fuqi Jewelry Company Ltd., a British Virgin Islands company ("China Fuqi"), entered into a preliminary, non-binding letter of intent dated November 30, 2004, providing for the Company's acquisition of China Fuqi in exchange for a controlling number of shares of the Company's common stock in a transaction that would be treated as a reverse acquisition for accounting purposes. If the transaction is consummated, the former shareholders of China Fuqi would own over 90% of the then issued and outstanding shares of the Company's common stock. The letter of intent also contemplates that immediately prior to the closing of the transaction, the Company will declare a cash dividend payable to the record holders of the Company's shares prior to the transaction in an aggregate amount equal to its cash on hand after transaction costs, which is estimated to be approximately $0.04 per share of common stock.

China Fuqi is engaged in the sale, marketing and distribution of jewelry in the People's Republic of China, including platinum, gold, palladium, K-gold, diamonds and precious stone products. Fuqi Jewelry is the exclusive distributor of jewelry products designed and manufactured by Shenzhen Fuqi Jewelry Company Ltd., an affiliated company.
Consummation of the transaction is subject to several significant conditions, including the completion of due diligence reviews of the business and financial condition of each party by the other, the preparation of financial statements of China Fuqi, and the negotiation and the execution of a definitive agreement containing additional terms and conditions acceptable to both parties and their legal counsel. No assurances can be given that a definitive agreement will be entered into or that the proposed transaction will be completed. The proposed dividend will only be paid if a definitive agreement is executed and the acquisition transaction is completed.

This report does not give effect to the Company's proposed acquisition of China Fuqi. If the Company and China Fuqi enter into a definitive acquisition agreement, the Company will file a current report on Form 8-K reporting the signing of such agreement.

If the Company and China Fuqi are not able to negotiate and enter into a definitive acquisition agreement, the Company will continue its search for business opportunities as described in this report.

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

Facilities

The Company's offices are located at the office of its president at 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111. The Company sublets this space on a month-to-month basis for a monthly rental of $180, plus reimbursement for its portion of office costs such as telephone, fax, copies, postage etc. estimated at an additional $50 to $70 per month. The Company paid a total of $1,955 for such office space and office expenses during the fiscal year ended December 31, 2004.

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

As of December 31, 2004, the Company had net assets in the form of cash and cash equivalents in the amount of approximately $213,000, which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

The officers and directors of the Company own approximately 37.3% of the Company's common stock and may effectively be able to determine the policies and practices of the Company.

The officers and directors of the Company own approximately 37.3% of the Company's outstanding shares of common stock. As a result, they may effectively be able to control the management and policies of the Company.

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

The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 2004 and 2003, as provided by the OTC Bulletin Board.

                         High Bid        Low Bid
     2004
     First Quarter        $ 0.45         $ 0.23
     Second Quarter         0.51           0.23
     Third Quarter          0.55           0.25
     Fourth Quarter         0.51           0.27

                         High Bid        Low Bid
     2003
     First Quarter        $ 0.22         $ 0.21
     Second Quarter         0.33           0.21
     Third Quarter          0.25           0.21
     Fourth Quarter         0.51           0.20

On February 23, 2005, the inside quotations for the Company's common stock on the OTC Bulletin Board were $0.60 bid and $0.70 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

At February 23, 2005, there were approximately 89 holders of record of the Company's common stock, including the number of certificates held by clearing corporations on behalf of their clients, as reported by the Company's transfer agent.

No dividends have ever been paid on the Company's securities, and the Company does not anticipate paying dividends in the foreseeable future. However, as discussed above under the caption "Business: Letter of Intent for Possible Acquisition Transaction," if the Company and China Fuqi Jewelry Company, Ltd. should enter into a definitive acquisition agreement, the Company may declare a cash dividend to its current shareholders prior to the closing of the transaction with China Fuqi. No assurance can be given that the proposed transaction with China Fuqi will be completed or that any dividend will be paid.

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

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2004, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $213,000. Due to the decline in interest rates, the Company anticipates that the interest income it earns on that amount will be sufficient to pay a portion of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

The Company cannot presently foresee the cash requirements of any business opportunity which may ultimately be acquired by the Company. However, since it is likely that any business it acquires will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

As discussed above under the caption "Business: Letter of Intent for Possible Acquisition Transaction," if the Company and China Fuqi Jewelry Company, Ltd. should enter into a definitive acquisition agreement, it is anticipated that the Company will declare a cash dividend to its current shareholders in an aggregate amount equal to its cash on hand after transaction costs, which is estimated to be approximately $0.04 per share of common stock. If such transaction were completed, China Fuqi would be a wholly owned subsidiary of the Company and the business of the Company would be the business of China Fuqi.

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

Financial Statements, December 31, 2004
Independent Auditors' Report
Balance Sheet, December 31, 2004
Statements of Operations, for the years ended December 31, 2004 and 2003 and from inception on May 21, 1985 through December 31, 2004
Statement of Stockholders' Equity, from inception on May 21, 1985 through December 31, 2004
Statements of Cash Flows, for the years ended December 31, 2004 and 2003 and from inception on May 21, 1985 through December 31, 2004
Notes to Financial Statements

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                     Age             Title*

T. Kent Rainey                56        President and Director
William P. Archer             54        Vice President and Director
Vicki L. Rainey               56        Secretary, Treasurer and
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

T. Kent Rainey is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 30 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

William P. Archer is and has since 1994 been Vice President of Archer Supply, Inc., a private company holding and managing investments, primarily in real estate. From 1968 to 1994, he was an owner and operator of Auto Parts Unlimited, an automotive warehouse and 9 retail stores, where he held the title of Vice President and Sales Manager. From 1989 to 1991, he was a member of the National Advisory Board of TRW, Inc.

Vicki L. Rainey is a co-owner and operator of Rainey Financial Group and manages her own investments. Ms. Rainey graduated cum laude from the University of Utah in 1989 with a B.A. degree in History. Ms. Rainey is the wife of T. Kent Rainey.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2004 have been timely filed.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. The Company does not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because the Company has no employees, has only three officers, all of whom are also directors, and the Company does not conduct any active business operations.

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

The Company's directors are compensated at the rate of $100 for each meeting of the board of directors attended by them. No compensation was paid to the Company's directors during the 2004 fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 23, 2005, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On February 23, 2005, there were 4,425,000 shares of the Company's common stock issued and outstanding.

                                        Number of
   Name                            Shares Owned(1)          Percent of
Class

Principal Shareholders
Byron B. Barkley(2)                  401,000                   9.1%
Tyler K. Rainey(3)                   280,000                   6.3%

Officers and Directors(4)
T. Kent Rainey(5)                    800,000                   18.1%
William P. Archer                    750,000                   16.9%
Vicki L. Rainey(5)                   100,000                    2.3%
All Officers and Directors         1,650,000                   37.3%
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


Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space at the office of T. Kent Rainey, its president. This space is subleased to the Company on a month-to-month basis for a monthly rental of $180 plus its portion of office expenses estimated at an additional $50 to $70 per month. The Company paid a total of $1,955 for such office space and office expenses during the fiscal year ended December 31, 2004.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit     SEC Ref.
No.         No.         Title of Document             Location
 3.1         3          Articles of Incorporation     Incorp. by Reference*
                        and amendments thereto
 3.2         3          Bylaws                        Incorp. by Reference*
31.1        31          Section 302 Certification     This Filing
                        of Chief Executive Officer
32.1        32          Section 1350 Certification    This Filing
                        of Chief Executive Officer

     *Incorporated by reference to Exhibits 3.1 and 3.2 to the Company' Form 10-SB filed April 19, 1999.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2004.

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent accountants for the fiscal years ended December 31, 2004 and 2003.

During the fiscal years ended December 31, 2004 and December 31, 2003, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

                      Year Ended
                      December 31,

                      2004              2003

Audit Fees            $  3,850          $  3,650
Audit-Related Fees           0                 0
Tax Fees                   240               250
All Other Fees               0                 0

Total                 $  4,090          $  3,900


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

The Company's Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of Pritchett, Siler & Hardy, P.C. and has pre-approved the engagement of such firm to assist the Company with federal and state tax returns involving fees not greater than $500 per year. In the event the Company wishes to engage such firm to perform accounting, technical, diligence or other permitted services not related to the services performed by such firm as our independent auditor, the Company's President will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why Pritchett, Siler & Hardy, P.C. is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Board of Directors, who will evaluate whether the proposed engagement will interfere with the independence of such firm in the performance of its auditing services.



       [The balance of this page has been left blank intentionally.]

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONCEPT CAPITAL CORPORATION
                                 (Registrant)


Dated: February 24, 2005         By /s/ T. Kent Rainey
                                 T. Kent Rainey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: February 24, 2005         By /s/ T. Kent Rainey
                                 T. Kent Rainey
                                 President and Director
                                 (Principal Executive and Accounting Officer)


Dated: February 24, 2005         By /s/ William P. Archer
                                 William P. Archer
                                 Vice President and Director


Dated: February 24, 2005         By /s/ Vicki L. Rainey
                                 Vicki L. Rainey
                                 Secretary and Director

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
             Accounting Firm                                 1


        -  Balance Sheet, December 31, 2004                  2


        -  Statements of Operations, for the years
             ended December 31, 2004 and 2003
             and from inception on May 21, 1985
             through December 31, 2004                       3


        -  Statement of Stockholder's Equity, from
             inception on May 21, 1985 through
             December 31, 2004                           4 - 6


        -  Statements of Cash Flows, for the years
             ended December 31, 2004 and 2003
             and from inception on May 21, 1985
             through December 31, 2004                       7


        -  Notes to Financial Statements                8 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] at December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 21, 1985 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 21, 1985 through December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 16, 2005

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2004
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  214,661
                                                       __________
        Total Current Assets                           $  214,661
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    1,748
                                                       __________
        Total Current Liabilities                           1,748
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                          (42,342)
                                                       __________
        Total Stockholders' Equity                        212,913
                                                       __________

                                                       $  214,661
                                                      ___________

















 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                             For the        From Inception
                                           Year Ended        on May 21,
                                          December 31,       1985 Through
                                     ______________________  December 31,
                                        2004        2003         2004
                                     __________  __________  ____________
REVENUE                              $        -  $        -  $          -
                                     __________  __________  ____________

OPERATING EXPENSES:
 General and administrative              33,755       9,882       162,654
 Amortization                                 -           -           500
                                     __________  __________  ____________
     Total Expenses                      33,755       9,882       163,154
                                     __________  __________  ____________

LOSS BEFORE OTHER INCOME (EXPENSE)      (33,755)     (9,882)     (163,154)

OTHER INCOME (EXPENSE):
  Interest, dividends and capital
    gain distributions                    3,368       3,942       168,425
  Gain (Loss) on sale or abandonment
    of available-for-sale securities          -           -       (42,429)
                                     __________  __________  ____________
    Total Other Income (Expense)          3,368       3,942       125,996
                                     __________  __________  ____________
INCOME (LOSS) BEFORE INCOME TAXES       (30,387)     (5,940)      (37,158)

CURRENT TAX EXPENSE                           -           -         5,184

DEFERRED TAX EXPENSE                          -           -             -
                                     __________  __________  ____________

NET LOSS                             $  (30,387) $   (5,940) $    (42,342)
                                     __________  __________  ____________

LOSS PER COMMON SHARE                $     (.01) $     (.00) $       (.02)
                                     __________  __________  ____________










The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2004


                                                               Earnings
                                                              (Deficit)
                                                             Accumulated
                                  Common Stock   Capital in   During the
                               _________________  Excess of  Development
                                 Shares   Amount  Par Value     Stage
                               _________  ______  _________  ____________
BALANCE, May 21, 1985                  -  $    -  $       -  $          -

Issuance of 300,000 shares
  of common stock for cash
  at $.04 per share, May 1985    300,000     300     11,700             -

Net income (loss) for the
  period ended December 31,
  1985                                 -       -          -           341
                               _________  ______  _________  ____________
BALANCE, December 31, 1985       300,000     300     11,700           341

Issuance of 1,450,000 shares
  of common stock for cash at
  $.10 per share, July 1986,
  net of stock offering costs
  of $13,245                   1,450,000   1,450    130,305             -

Net income (loss) for the year
  ended December 31, 1986              -       -          -         3,243
                               _________  ______  _________  ____________
BALANCE, December 31, 1986     1,750,000   1,750    142,005         3,584

Net income (loss) for the year
  ended December 31, 1987              -       -          -        (3,555)
                               _________  ______  _________  ____________
BALANCE, December 31, 1987     1,750,000   1,750    142,005            29

Net income (loss) for the year
  ended December 31, 1988              -       -          -         5,965
                               _________  ______  _________  ____________
BALANCE, December 31, 1988     1,750,000   1,750    142,005         5,994

Net income (loss) for the year
  ended December 31, 1989              -       -          -         8,787
                               _________  ______  _________  ____________
BALANCE, December 31, 1989     1,750,000   1,750    142,005        14,781

Net income (loss) for the year
  ended December 31, 1990              -       -          -       (23,653)
                               _________  ______  _________  ____________
BALANCE, December 31, 1990     1,750,000   1,750    142,005        (8,872)

                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                               Earnings
                                                              (Deficit)
                                                             Accumulated
                                  Common Stock   Capital in   During the
                               _________________  Excess of  Development
                                 Shares   Amount  Par Value     Stage
                               _________  ______  _________  ____________
Net income (loss) for the year
  ended December 31, 1991              -       -          -         4,298
                               _________  ______  _________  ____________
BALANCE, December 31, 1991     1,750,000   1,750    142,005        (4,574)

Net income (loss) for the year
  ended December 31, 1992              -       -          -       (11,362)
                               _________  ______  _________  ____________
BALANCE, December 31, 1992     1,750,000   1,750    142,005       (15,936)

Net income (loss) for the year
  ended December 31, 1993              -       -          -        (1,172)
                               _________  ______  _________  ____________
BALANCE, December 31, 1993     1,750,000   1,750    142,005       (17,108)

Net income (loss) for the year
  ended December 31, 1994              -       -          -       (13,921)
                               _________  ______  _________  ____________
BALANCE, December 31, 1994     1,750,000   1,750    142,005       (31,029)

Net income (loss) for the year
  ended December 31, 1995              -       -          -         7,218
                               _________  ______  _________  ____________
BALANCE, December 31, 1995     1,750,000   1,750    142,005       (23,811)

Net income (loss) for the year
  ended December 31, 1996              -       -          -         7,589
                               _________  ______  _________  ____________
BALANCE, December 31, 1996     1,750,000   1,750    142,005       (16,222)

Net income (loss) for the year
  ended December 31, 1997              -       -          -         7,366
                               _________  ______  _________  ____________
BALANCE, December 31, 1997     1,750,000   1,750    142,005        (8,856)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                               Earnings
                                                              (Deficit)
                                                             Accumulated
                                  Common Stock   Capital in   During the
                               _________________  Excess of  Development
                                 Shares   Amount  Par Value     Stage
                               _________  ______  _________  ____________
Net income (loss) for the year
  ended December 31, 1998              -       -          -        15,230
                               _________  ______  _________  ____________
BALANCE, December 31, 1998     1,750,000   1,750    142,005         6,374

Issuance of 2,625,000 shares
  of common stock for cash at
  $.04 per share, March 1999,
  net of stock offering costs
  of $1,000                    2,625,000   2,625    101,375             -

Net income (loss) for the year
  ended December 31, 1999              -       -          -           243
                               _________  ______  _________  ____________
BALANCE, December 31, 1999     4,375,000   4,375    243,380         6,617

Issuance of 50,000 shares of
  common stock for legal
  services rendered at $.15
  per share, May 2000             50,000      50      7,450             -

Net income (loss) for the year
  ended December 31, 2000              -       -          -        (5,718)
                               _________  ______  _________  ____________
BALANCE, December 31, 2000     4,425,000   4,425    250,830           899

Net income (loss) for the year
  ended December 31, 2001              -       -          -        (1,299)
                               _________  ______  _________  ____________
BALANCE, December 31, 2001     4,425,000   4,425    250,830          (400)

Net income (loss) for the year
  ended December 31, 2002              -       -          -        (5,615)
                               _________  ______  _________  ____________
BALANCE, December 31, 2002     4,425,000   4,425    250,830        (6,015)

Net income (loss) for the year
  ended December 31, 2003              -       -          -        (5,940)
                               _________  ______  _________  ____________
BALANCE, December 31, 2003     4,425,000   4,425    250,830       (11,955)

                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                               Earnings
                                                              (Deficit)
                                                             Accumulated
                                  Common Stock   Capital in   During the
                               _________________  Excess of  Development
                                 Shares   Amount  Par Value     Stage
                               _________  ______  _________  ____________
Net income (loss) for the year
  ended December 31, 2004              -       -          -       (30,387)
                               _________  ______  _________  ____________
BALANCE, December 31, 2004     4,425,000  $4,425  $ 250,830  $    (42,342)
                               _________  ______  _________  ____________






























 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                          For the       From Inception
                                         Year Ended       on May 21,
                                        December 31,     1985 Through
                                     __________________  December 31,
                                       2004      2003        2004
                                     ________  ________  ____________
Cash Flows From Operating Activities:
  Net loss                           $(30,387) $ (5,940) $    (42,342)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                   -         -           500
     Net realized (gain) loss on
       disposition of securities            -         -        42,429
     Non-cash expense                       -         -         7,500
     Changes in assets and
       liabilities:
       Increase (decrease) in
         accounts payable                 998       750         1,748
                                     ________  ________  ____________
      Net Cash Provided (Used) by
        Operating Activities          (29,389)   (5,190)        9,835
                                     ________  ________  ____________
Cash Flows From Investing Activities:
  Payment of organization costs             -         -          (500)
  Proceeds from sale of securities          -         -       259,032
  Purchase of securities                    -         -      (301,461)
                                     ________  ________  ____________
      Net Cash (Used) by
        Investing Activities                -         -       (42,929)
                                     ________  ________  ____________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance       -         -       262,000
  Payments for stock offering costs         -         -       (14,245)
                                     ________  ________  ____________
      Net Cash Provided by Financing
        Activities                          -         -       247,755
                                     ________  ________  ____________
Net Increase (Decrease) in Cash       (29,389)   (5,190)      214,661

Cash at Beginning of Year             244,050   249,240             -
                                     ________  ________  ____________
Cash at End of Year                  $214,661  $244,050  $    214,661
                                     ________  ________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $      -  $      -  $          -
    Income taxes                     $      -  $      -  $      6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through December 31, 2004:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500

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

  Concentration of Credit Risk - As of December 31, 2004, the Company has cash balances in excess of federally insured amounts of approximately $115,000.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assests - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payments", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.


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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available operating loss carryforwards of approximately $44,600, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,700 and $2,100 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,600 during the year ended December 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the years ended December 31, 2004 and 2003.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,955 and $2,154 for the years ended December 31, 2004 and 2003, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                            For the       From Inception
                                          Year Ended        on May 21,
                                         December 31,      1985 Through
                                     ____________________  December 31,
                                       2004       2003         2004
                                     _________  _________  ____________
     Loss from continuing operations
       applicable to common
       stockholders (numerator)      $ (30,387) $  (5,940) $    (42,342)
                                     _________  _________  ____________
     Weighted average number of
       common shares outstanding
       used in loss per share
       during the period
       (denominator)                 4,425,000  4,425,000     2,456,250
                                     _________  _________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - SUBSEQUENT EVENTS
  Proposed Acquisition - On November 30, 2004 the Company entered into a preliminary, non-binding letter of intent regarding the proposed acquisition of China Fuqi Jewelry Company Ltd. ("Fuqi"). Completion of the proposed acquisition is subject to the negotiation and execution of a definitive agreement, the completion of due diligence, and necessary corporate approvals. At this time the Company cannot determine whether the acquisition is more likely than not to be consummated. The acquisition, if completed, would include the issuance of sufficient common stock to result in a change in control of the Company (over 90% control), and accordingly, a change in management would occur. In addition, the letter of intent contemplates that immediately prior to the closing of the transaction, the Company would declare a cash dividend payable to the record holders of the Company's shares prior to the transaction in an aggregate amount equal to its cash on hand after transaction costs, which is estimated to be approximately $0.04 per share of common stock.