Form 10QSB
period 2005-03-31
CONCEPT CAPITAL CORP
filed 2005-05-12
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                                Form 10-QSB

(Mark One)
[  X  ]     Quarterly report under Section 13 or 15(d) of the  Securities
            Exchange Act of 1934
            For the quarterly period ended MARCH 31, 2005

[     ]     Transition  report pursuant to Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934
            For the transition period from _____________ to ______________

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     As of May 9, 2005, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of March 31, 2005 and December 31, 2004, the related unaudited condensed statements of operations for the three months ended March 31, 2005 and 2004, and for the period from inception on May 21, 1985 through March 31, 2005, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2005 and 2004, and for the period from inception on May 21, 1985 through March 31, 2005. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2004. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2005

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004           2


        -    Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005 and
             2004 and for the period from inception on
             May 21, 1985 through March 31, 2005            3

        -    Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005 and
             2004 and for the period from inception on
             May 21, 1985 through March 31, 2005            4


        -    Notes to Unaudited Condensed Financial
             Statements                                 5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                             March 31,   December 31,
                                               2005          2004
                                           ____________  ____________
CURRENT ASSETS:
  Cash                                     $    209,224  $    214,661
                                           ____________  ____________
        Total Current Assets               $    209,224  $    214,661
                                           ____________  ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $      5,758  $      1,748
                                           ____________  ____________
        Total Current Liabilities                 5,758         1,748
                                           ____________  ____________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding
4,425   4,425
  Capital in excess of par value                250,830       250,830
  Earnings (deficit) accumulated
   during the development stage                 (51,789)      (42,342)
                                           ____________  ____________
        Total Stockholders' Equity              203,446       212,913
                                           ____________  ____________

                                           $    209,224  $    214,661
                                           ____________  ____________














Note: The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                            For the         From Inception
                                      Three Months Ended      on May 21,
                                           March 31,         1985 Through
                                    ______________________     March 31,
                                       2005        2004          2005
                                    __________  __________  ______________
REVENUE                             $        -  $        -  $            -
                                    __________  __________  ______________

OPERATING EXPENSES:
 General and administrative              2,935       3,660         165,589
 Loss on unsuccessful acquisition        7,360           -           7,360
 Amortization                                -           -             500
                                    __________  __________  ______________
     Total Expenses                     10,295       3,660         173,449
                                    __________  __________  ______________

LOSS BEFORE OTHER INCOME (EXPENSE)     (10,295)     (3,660)       (173,449)
                                    __________  __________  ______________

OTHER INCOME (EXPENSE):
  Interest, dividends and capital
    gain distributions                     848         873         169,273
  Gain (Loss) on sale or abandonment
    of available-for-sale securities         -           -         (42,429)
                                    __________  __________  ______________
    Total Other Income (Expense)           848         873         126,844
                                    __________  __________  ______________
LOSS BEFORE INCOME TAXES                (9,447)     (2,787)        (46,605)

CURRENT TAX EXPENSE                          -           -           5,184

DEFERRED TAX EXPENSE                         -           -               -
                                    __________  __________  ______________

NET LOSS                            $   (9,447) $   (2,787) $      (51,789)
                                    __________  __________  ______________

LOSS PER COMMON SHARE               $     (.00) $     (.00) $         (.02)
                                    __________  __________  ______________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the         From Inception
                                       Three Months Ended      on May 21,
                                            March 31,         1985 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                           $   (9,447) $   (2,787) $      (51,789)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
     Amortization expense                     -           -             500
     Net realized (gain) loss on
       disposition of securities              -           -          42,429
     Non-cash expense                         -           -           7,500
     Changes in assets and liabilities:
      (Increase) in prepaid expenses          -      (1,466)              -
      Increase in accounts payable        4,010         500           5,758
                                     __________  __________  ______________
      Net Cash Provided (Used) by
        Operating Activities             (5,437)     (3,753)          4,398
                                     __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs               -           -            (500)
  Proceeds from sale of securities            -           -         259,032
  Purchase of securities                      -           -        (301,461)
                                     __________  __________  ______________
      Net Cash (Used) by
        Investing Activities                  -           -         (42,929)
                                     __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance         -           -         262,000
  Payments for stock offering costs           -           -         (14,245)
                                     __________  __________  ______________
      Net Cash Provided by Financing
        Activities                            -           -         247,755
                                     __________  __________  ______________
Net Increase (Decrease) in Cash          (5,437)     (3,753)        209,224

Cash at Beginning of Period             214,661     244,050               -
                                     __________  __________  ______________
Cash at End of Period                $  209,224  $  240,297  $      209,224
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $        -  $        -  $            -
    Income taxes                     $        -  $        -  $        6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the three months ended March 31, 2005 and 2004:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of March 31, 2005, the Company has cash balances in excess of federally insured amounts of approximately $109,262.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153, and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - COMMON STOCK

  During May 2000, the Company issued 50,000 shares of its previously authorized but unissued common stock for legal services rendered valued at $7,500 (or $0.15 per share).

  During March 1999, the Company issued 2,625,000 shares of its previously authorized but unissued common stock for cash proceeds of $105,000 (or $.04 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

  During July 1986, the Company completed a public offering of 1,450,000 shares of its previously authorized but unissued common stock for gross proceeds of $145,000 (or $.10 per share). Offering costs of $13,245 were offset against the proceeds of the offering.

  During May 1985, in connection with its organization, the Company issued 300,000 shares of its previously authorized but unissued common stock to its original officers and directors and their associates for total proceeds of $12,000 (or $.04 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available operating loss carryforwards of approximately $54,100, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,100 and $6,700 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,400 during the three months ended March 31, 2005.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the three months ended March 31, 2005 and 2004.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $458 and $489 for the three months ended March 31, 2005 and 2004, respectively, for its share of the office space.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the         From Inception
                                       Three Months Ended      on May 21,
                                            March 31,         1985 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
     Loss from continuing operations
       available to common
       stockholders (numerator)      $   (9,447) $   (2,787) $      (51,789)
                                     __________  __________  ______________
     Weighted average number of
       common shares outstanding
       used in loss per share during
       the period (denominator)       4,425,000   4,425,000       2,480,676
                                     __________  __________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - SUBSEQUENT EVENTS

  Proposed Acquisition - On November 30, 2004, the Company entered into a preliminary, non-binding Letter of Intent regarding the proposed acquisition of China Fuqi Jewelry Company Ltd. No definitive agreement was signed and the Letter of Intent was terminated as of April 14, 2005. Expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2005, the Company had net working capital in the form of cash and cash equivalents in the approximate amount of $203,500. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

     As indicated in "Item 5. Other Information," subsequent to the end of the first fiscal quarter of 2005, the Company terminated the letter of intent with China-Fuqi Jewelry Company Ltd. and the expenses incurred in connection therewith were classified as a loss on unsuccessful acquisition.

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

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     On April 15, 2005, the Company announced that it had terminated the November 30, 2004 letter of intent with Fuqi Jewelry Company Ltd. ("China Fuqi") pursuant to which the Company would have acquired China Fuqi in exchange for a controlling number of shares of the Company's common stock. The letter of intent with China Fuqi contemplated that China Fuqi would complete audited financial statements and that the parties would enter into a definitive agreement. Since these events had not transpired, Concept terminated the letter of intent in accordance with its terms and neither party has any further obligation to the other. The Company has also terminated its plans to effect a reverse stock split and pay a cash dividend to shareholders, which actions were contemplated in connection with the proposed transaction with China Fuqi but will not be pursued at the present time as a result of the Company's decision not to proceed with the China Fuqi transaction. Concept incurred approximately $7,400 in expenses associated with the unsuccessful acquisition of China Fuqi, which expenses have been classified as a loss on unsuccessful acquisition.


Item 6.   Exhibits

     The following documents are included as exhibits to this report:

 Exhibit SEC Ref.
 No.     No.         Title of Document                           Location
 31.1    31      Section 302 Certification of Chief            This Filing
                 Executive/Chief Financial Officer
 32.1    32      Section 1350 Certification of Chief           This Filing
                 Executive/Chief Financial Officer

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Concept Capital Corporation


Date:  May 10, 2005                  By /s/ T. Kent Rainey
                                        T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)