Form 10QSB
period 2005-06-30
CONCEPT CAPITAL CORP
filed 2005-08-11
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                Form 10-QSB

(Mark One)
[  X  ]   Quarterly  report under Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934
          For the quarterly period ended JUNE 30, 2005

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

     As of August 10, 2005, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of June 30, 2005 and December 31, 2004, the related unaudited condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and for the period from inception on May 21, 1985 through June 30, 2005, and the related unaudited condensed statements of cash flows for the three and six months ended June 30, 2005 and 2004, and for the period from inception on May 21, 1985 through June 30, 2005. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2004. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.





                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004             2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2005 and 2004 and from inception on May 21,
             1985 through June 30, 2005                      3

        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2005 and
             2004 and for the period from inception on
             May 21, 1985 through June 30, 2005              4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                            June 30,  December 31,
                                              2005        2004
                                           __________  __________
CURRENT ASSETS:
  Cash                                     $  201,817     214,661
  Prepaid Assets                                  916           -
                                           __________  __________
        Total Current Assets               $  202,733     214,661
                                           __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $        -       1,748
                                           __________  __________
        Total Current Liabilities                   -       1,748
                                           __________  __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding
4,425   4,425
  Capital in excess of par value              250,830     250,830
  Earnings (deficit) accumulated
   during the development stage              (52,522)    (42,342)
                                           __________  __________
        Total Stockholders' Equity            202,733     212,913
                                           __________  __________

                                           $  202,733     214,661
                                           __________  __________













Note: The Balance Sheet of December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                              For the Three      For the Six        From
                               Months Ended      Months Ended   Inception on
                                 June 30,          June 30,     May 21, 1985
                            _________________ _________________ Through June
                              2005     2004     2005     2004     30, 2005
                            ________ ________ ________ ________ ____________
REVENUE                     $      - $      - $      - $      - $          -
                            ________ ________ ________ ________ ____________
EXPENSES:
 General and administrative    1,272    3,054    4,207    6,714      166,861
 Amortization                      -        -        -        -          500
 Loss on unsuccessful
  Acquisition                    385        -    7,745        -        7,745
                            ________ ________ ________ ________ ____________

     Total Expenses            1,657    3,054   11,952    6,714      175,106

                            ________ ________ ________ ________ ____________

LOSS BEFORE OTHER
  INCOME (EXPENSE)            (1,657)  (3,054) (11,952)  (6,714)    (175,106)
                            ________ ________ ________ ________ ____________
OTHER INCOME (EXPENSE):
  Interest, dividends and
    capital gain
    distributions                924      858    1,772    1,731      170,197
  Gain (Loss) on sale or
    Abandonment of
    available-for-sale
    securities                     -        -        -        -      (42,429)
                            ________ ________ ________ ________ ____________
     Total Other Income
       (Expense)                 924      858    1,772    1,731      127,768
                            ________ ________ ________ ________ ____________
LOSS BEFORE
   INCOME TAXES                 (733)  (2,196) (10,180)  (4,983)     (47,338)

CURRENT TAX EXPENSE                -        -        -        -        5,184

DEFERRED TAX EXPENSE               -        -        -        -            -
                            ________ ________ ________ ________ ____________

NET LOSS                    $   (733)$ (2,196)$(10,180)$ (4,983)$    (52,522)
                            ________ ________ ________ ________ ____________

LOSS PER COMMON SHARE       $   (.00)$   (.00)$   (.00)$   (.00)$       (.02)
                            ________ ________ ________ ________ ____________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the          From Inception
                                        Six Months Ended       on May 21,
                                            June 30,          1985 Through
                                     ______________________     June 30,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                           $  (10,180) $   (4,983) $      (52,522)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                     -           -             500
     Net realized (gain) loss on
       disposition of securities              -           -          42,429
     Non-cash expense                         -           -           7,500
     Changes in assets and liabilities:
      Increase (decrease) in accounts
        payable                          (1,748)      1,600               -
      (Increase) in prepaid expenses       (916)       (977)           (916)
                                     __________  __________  ______________
      Net Cash Provided (Used) by
        Operating Activities            (12,844)     (4,360)         (3,009)
                                     __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs               -           -            (500)
  Proceeds from sale of securities            -           -         259,032
  Purchase of securities                      -           -        (301,461)
                                     __________  __________  ______________
      Net Cash (Used) by
        Investing Activities                  -           -         (42,929)
                                     __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance         -           -         262,000
  Payments for stock offering costs           -           -         (14,245)
                                     __________  __________  ______________
      Net Cash Provided by Financing
        Activities                            -           -         247,755
                                     __________  __________  ______________
Net Increase (Decrease) in Cash         (12,844)     (4,360)        201,817

Cash at Beginning of Year               214,661     244,050               -
                                     __________  __________  ______________
Cash at End of Year                  $  201,817  $  239,690  $      201,817
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $        -  $        -  $            -
    Income taxes                     $        -  $        -  $        6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through June 30, 2005:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is December 31st.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of June 30, 2005, the Company has cash balances in excess of federally insured amounts of approximately $101,800.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available operating loss carryforwards of approximately $54,800, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,200 and $6,700 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,500 during the six months ended June 30, 2005.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the six months ended June 30, 2005 and 2004.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $458 and $977 for the six months ended June 30, 2005 and 2004, respectively, for its share of the office space.


NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                             For the Three       For the Six         From
                              Months Ended       Months Ended    Inception on
                                June 30,           June 30,      May 21, 1985
                         ___________________ ___________________ Through June
                              2005     2004     2005     2004     30, 2005
                         _________ _________ _________ _________ ____________
  Loss from continuing
   operations applicable
   to common stockholders
   (numerator)           $   (733) $ (2,196) $(10,180) $ (4,983) $   (52,522)
                         _________ _________ _________ _________ ____________
  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period
   (denominator)         4,425,000 4,425,000 4,425,000 4,425,000    2,504,765
                         _________ _________ _________ _________ ____________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of June 30, 2005, the Company had net working capital in the form of cash and cash equivalents in the approximate amount of $202,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

     The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Item 3.  Controls and Procedures

     The  Company's  President, who acts as its  principal  executive  and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Part II--Other Information

Item 1. Legal Proceedings
      The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3. Defaults Upon Senior Securities
      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
      None.

Item 5. Other Information
      None.


Item 6.   Exhibits
      The following documents are included as exhibits to this report:

  Exhibit    SEC Ref.
  No.        No.       Title of Document                     Location
   31.1       31       Section 302 Certification of Chief    This Filing
                       Executive/ Chief Financial Officer
   32.1       32       Section 1350 Certification of Chief   This Filing
                       Executive/ Chief Financial Officer


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Concept Capital Corporation

                                           /s/ T. Kent Rainey
Date:  August 10, 2005                 By_______________________________
                                       T. Kent Rainey, President
                                       (Principal Accounting and
                                       Financial Officer)