Form 10QSB
period 2005-09-30
CONCEPT CAPITAL CORP
filed 2005-11-14
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                Form 10-QSB

(Mark One)
[  X  ]  Quarterly report under Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30,
         2005

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                      Yes    X          No


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution  of  securities  under a plan  confirmed  by  a  court.   Yes
No

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 2005, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheets as of September 30, 2005 and December 31, 2004, the related unaudited condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and for the period from inception on May 21, 1985 through September 30, 2005, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, and for the period from inception on May 21, 1985 through September 30, 2005. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2004. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the nine months ended September 30, 2005
            and 2004 and for the period from inception on
            May 21, 1985 through September 30, 2005          3

        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and for the period from inception on
            May 21, 1985 through September 30, 2005          4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                         September 30, December 31,
                                             2005          2004
                                         ____________  ____________
CURRENT ASSETS:
  Cash                                   $    199,823       214,661
  Prepaid Assets                                  458             -
                                         ____________  ____________
        Total Current Assets             $    200,281       214,661
                                         ____________  ____________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $        880         1,748
                                         ____________  ____________
        Total Current Liabilities                 880         1,748
                                         ____________  ____________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding
4,425   4,425
  Capital in excess of par value              250,830       250,830
  Earnings (deficit) accumulated
   during the development stage               (55,854)      (42,342)
                                         ____________  ____________
        Total Stockholders' Equity            199,401       212,913
                                         ____________  ____________

                                         $    200,281       214,661
                                         ____________  ____________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three       For the Nine    From Inception
                            Months Ended       Months Ended       on May 21,
                            September 30,      September 30,    1985, Through
                         __________________ ___________________ September 30,
                           2005      2004     2005       2004       2005
                         ________ _________ _________ _________ _____________
REVENUE                  $      - $       - $       - $       - $           -

OPERATING EXPENSES:
  General and
    administrative          4,444     9,156     8,651    15,870       171,305
  Amortization                  -         -         -         -           500

Loss on unsuccessful
  Acquisition                   -     1,736     7,745     1,736         7,745
                         ________ _________ _________ _________ _____________
         Total Expenses     4,444    10,892    16,396    17,606       179,550
                         ________ _________ _________ _________ _____________

LOSS BEFORE OTHER INCOME
 (EXPENSE)                (4,444)  (10,892)  (16,396)  (17,606)     (179,550)

OTHER INCOME (EXPENSE):
  Interest, dividends
    and capital gain
    distributions           1,112       830     2,884     2,561       171,309
  Gain (Loss) on sale
    or abandonment of
    available-for-sale
    securities                  -         -         -         -      (42,429)
                         ________ _________ _________ _________ _____________
Total Other Income
  (Expense)                 1,112       830     2,884     2,561       128,880
                         ________ _________ _________ _________ _____________
INCOME LOSS BEFORE INCOME
  TAXES                   (3,332)  (10,062)  (13,512)  (15,045)      (50,670)

CURRENT TAX EXPENSE             -         -         -         -         5,184

DEFERRED TAX EXPENSE            -         -         -         -             -
                         ________ _________ _________ _________ _____________

NET LOSS                 $(3,332) $(10,062) $(13,512) $(15,045) $    (55,854)

                         ________ _________ _________ _________ _____________

LOSS PER COMMON SHARE:   $  (.00) $   (.00) $   (.00) $   (.00) $       (.02)
                         ________ _________ _________ _________ _____________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                        Nine Months Ended       on May 21,
                                          September 30,        1985 Through
                                      ______________________    September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $  (13,512) $  (15,045) $      (55,854)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                      -           -             500
     Net realized (gain) loss on
       disposition of securities               -           -          42,429
     Non-cash expense                          -           -           7,500
     Changes in assets and liabilities:
      Increase (decrease) in accounts
        payable                             (868)         60             880
      (Increase) in prepaid expenses        (458)       (489)           (458)
                                      __________  __________  ______________
      Net Cash Provided (Used) by
        Operating Activities             (14,838)    (15,474)         (5,003)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -            (500)
  Proceeds from sale of securities             -           -         259,032
  Purchase of securities                       -           -        (301,461)
                                      __________  __________  ______________
      Net Cash (Used) by
        Investing Activities                   -           -         (42,929)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -           -         262,000
  Payments for stock offering costs            -           -         (14,245)
                                      __________  __________  ______________
      Net Cash Provided by Financing
        Activities                             -           -         247,755
                                      __________  __________  ______________
Net Increase (Decrease) in Cash          (14,838)    (15,474)        199,823

Cash at Beginning of Period              214,661     244,050               -
                                      __________  __________  ______________
Cash at End of Period                 $  199,823  $  228,576  $      199,823
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $        6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through September 30, 2005:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is December 31st.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of September 30, 2005, the Company has cash balances in excess of federally insured amounts of approximately $99,800.

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available operating loss carryforwards of approximately $58,100, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,700 and $6,700 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2005.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the nine months ended September 30, 2005 and 2004.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,374 and $1,470 for the nine months ended September 30, 2005 and 2004, respectively, for its share of the office space.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                           For the Three       For the Nine     From Inception
                            Months Ended       Months Ended        on May 21,
                            September 30,      September 30,     1985, Through
                         ___________________ ___________________ September 30,
                           2005      2004     2005       2004       2005
                         _________ _________ _________ _________ _____________
  Loss from continuing
   operations applicable
   to common stockholders
   (numerator)           $ (3,332) $(10,062) $(13,512) $(15,045) $    (55,854)
                         _________ _________ _________ _________ _____________
  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period
   (denominator)         4,425,000 4,425,000 4,425,000 4,425,000     2,528,520
                         _________ _________ _________ _________ _____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of September 30, 2005, the Company had net working capital in the form of cash and cash equivalents in the approximate amount of $199,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay a portion of the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of such net working capital available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                       Concept Capital Corporation


                                           /s/ T. Kent Rainey
Date:   November  10,  2005            By ________________________________
                                          T. Kent Rainey, President
                                         (Principal Executive and Financial
                                          Officer)