Form 10KSB
period 2005-12-31
CONCEPT CAPITAL CORP
filed 2006-03-14
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                Form 10K-SB

(Mark One)
     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005.

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

     Commission file number 0-25901

                           CONCEPT CAPITAL CORP.
              (Name of Small Business Issuer in Its Charter)

           Utah                                        87-0422564
(State or Other Jurisdiction                (IRS EmployerIdentification No.)
of Incorporation or Organization)

175 South Main Street, Suite 1210, Salt Lake City, Utah              84111
(Address of Principal Executive Offices)                           (ZipCode)

                              (801)-364-2538
             (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act:

                                             Name of Each Exchange
          Title of each class                on Which Registered
                 None                                None

      Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, Par Value $0.001
                             (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
                                                    [   ]

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            Yes [ X ] No [    ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                    [ X ]

      Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                             Yes [ X ]              No[ ]


     State the issuer's revenues for the most recent fiscal year.
     The issuer's revenues for the fiscal year ended December 31, 2005, were $0.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

     As of March 8, 2006, based on the average of the bid and asked quotations of $0.34 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 2,775,000 shares held by non-affiliates was $943,500.

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

     As of March 8, 2006, there were 4,425,000 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

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

Business Plan

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise. The Company's management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company. It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling. If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company's board of directors without shareholder approval. Approval may also be obtained pursuant to the consent of a majority of the Company's shareholders and, since members of management and the principal shareholders of the Company own approximately 46.8% of the Company's outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares. Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company's shareholders and may also result in a reduction of the Company's net tangible asset value per share. In connection with an acquisition, members of management may also be able to negotiate the sale of their shares in the Company at a premium.

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

The Company will most likely acquire a business opportunity by issuing shares of the Company's common stock to the owners of the business opportunity. Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be "tax-free" under Sections 351 or 368 of the Internal Revenue Code of 1986 (the "Code"). It is anticipated that any business opportunity acquisition will result in substantial additional dilution to the equity of those who were shareholders of the Company prior to the acquisition.

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

It is anticipated that securities issued in a transaction of this type would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions or at specified times thereafter. The issuance of a substantial number of additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on the market price for the Company's common stock.

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

Facilities

The Company's offices are located at the office of its president at 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111. The Company sublets this space on a month-to-month basis for a monthly rental of $180, plus reimbursement for its portion of office costs such as telephone, fax, copies, postage etc. estimated at an additional $50 to $70 per month. The Company paid a total of $1,831 for such office space and office expenses during the fiscal year ended December 31, 2005.

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

As of December 31, 2005, the Company had net assets in the form of cash and cash equivalents in the amount of approximately $198,500, which is not adequate to permit the Company to undertake an elaborate or extensive search for business opportunities. This limited capital will prevent the Company from participating in any business opportunity which requires immediate substantial additional capital and may make it difficult or impossible for the Company to locate a business opportunity.

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

The Company has had no history of operations and shareholders are unable to effectively evaluate the Company for investment purposes because it has not begun operations and it has not selected or established a business model.

The Company was incorporated under the laws of the state of Utah in 1985, and has had no operations or significant revenues from operations. The Company faces all of the risks inherent in any new business, together with those risks specifically inherent in the search for and acquisition of business opportunities.

There is a limited market for the Company's common stock and there can be no assurance that the market will continue in the future.

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

The following table sets forth the high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each calendar quarter of 2005 and 2004, as provided by the OTC Bulletin Board.

                         High Bid        Low Bid
     2005
     First Quarter        $ 0.70         $ 0.30
     Second Quarter         0.62           0.26
     Third Quarter          0.55           0.26
     Fourth Quarter         0.35           0.23

                         High Bid        Low Bid
     2004
     First Quarter        $ 0.45         $ 0.23
     Second Quarter         0.51           0.23
     Third Quarter          0.55           0.25
     Fourth Quarter         0.51           0.27

On March 8, 2006, the inside quotations for the Company's common stock on the OTC Bulletin Board were $0.32 bid and $0.37 asked. The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions. Despite the publication of quotations, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

At March 8, 2006, there were approximately 62 holders of record of the Company's common stock, as reported by the Company's transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future. However, in its search for business opportunities the Company has had discussions with potential acquirors that would involve the sale of a controlling interest in the Company in exchange for a cash payment and the subsequent declaration of a cash dividend by the Company. The Company has not entered into any such transaction or arrangement at this time and there can be no assurance that it will do so in the future.

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

Issuer Purchases of Equity Securities

The Company has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation

On April 15, 2005, the Company terminated the letter of intent with Fuqi Jewelry Company Ltd. ("China Fuqi") entered into in November 2004, pursuant to which the Company would have acquired China Fuqi in exchange for a controlling number of shares of the Company's common stock. The Company incurred approximately $7,745 in legal fees and other expenses associated with the unsuccessful acquisition of China Fuqi, which expenses have been classified as a loss on unsuccessful acquisition.

During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their contacts in an effort to locate a business opportunity for acquisition or participation by the Company. These contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of the opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of these expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay these expenses during the next twelve months. As of December 31, 2005, the Company had net assets in the form of cash and cash equivalents in the approximate amount of $198,500. The Company anticipates that the interest income it earns on that amount will be sufficient to pay a portion of the Company's limited operating expenses including rent, filing fees, and routine legal and accounting fees for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

Financial Statements, December 31, 2005
Independent Auditors' Report
Balance Sheet, December 31, 2005
Statements of Operations, for the years ended December 31, 2005 and 2004 and from inception on May 21, 1985 through December 31, 2005
Statement of Stockholders' Equity, from inception on May 21, 1985 through
  December 31, 2005
Statements of Cash Flows, for the years ended December 31, 2005 and 2004 and from inception on May 21, 1985 through December 31, 2005
Notes to Financial Statements

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

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

     Name                    Age                     Title*

T. Kent Rainey                57             President and Director
William P. Archer             55             Vice President and Director
Vicki L. Rainey               57             Secretary, Treasurer and
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

T. Kent Rainey is a co-owner and operator of Rainey Financial Group, a small private company owned and operated by T. Kent Rainey and Vicki L. Rainey which is engaged in the business of factoring accounts receivable and making short-term loans. Rainey Financial is not a licensed financial institution and holds no special licenses or permits other than the general licenses required to operate a business. Mr. Rainey has also been actively involved in managing his own investments during the past 31 years. He graduated from Utah State University in 1970 with a degree in accounting. Mr. Rainey is the husband of Vicki L. Rainey.

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

Board of Director Meetings and Committees

The Board of Directors discussed the business and affairs of the Company informally on several occasions throughout the year and took action pursuant to written consents in lieu of meetings but held no formal meetings of directors.

The Board of Directors has not appointed any standing committees. There is no separately-designated standing audit committee and the entire Board of Directors acts as the Company's audit committee. The Board of Directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date has justified the expenses involved in obtaining such a financial expert. In addition, the Company's Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2005 have been timely filed.

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

The Company's directors are compensated at the rate of $100 for each meeting of the board of directors attended by them. No compensation was paid to the Company's directors during the 2005 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 8, 2006, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group. On such date there were 4,425,000 shares of the Company's common stock issued and outstanding.

                                      Number of
   Name                            Shares Owned(1)         Percent of Class

Principal Shareholders
Byron B. Barkley(2)                     420,500                  9.5%
Officers and Directors(3)
T. Kent Rainey(4)                       800,000                 18.1%
William P. Archer                       750,000                 16.9%
Vicki L. Rainey(4)                      100,000                  2.3%
All Officers and Directors            1,650,000                 37.3%
as a Group (3 persons)(5)
________________________________
(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) Mr. Barkley's address is 236 South Main Street, Salt Lake City, Utah 84101. Includes 25,500 shares of which Mr. Barkley may be deemed to be the beneficial owner as a result of his shared investment and dispositive power over such shares.
(3) The address for each of the Company's officers and directors is 175 South Main Street, Suite 1210, Salt Lake City, Utah 84111.
(4) T. Kent Rainey and Vicki L. Rainey are husband and wife and each disclaims beneficial ownership of the shares held by the other.

Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space at the office of T. Kent Rainey, its president. This space is subleased to the Company on a month-to-month basis for a monthly rental of $180 plus its portion of office expenses estimated at an additional $50 to $70 per month. The Company paid a total of $1,831 for such office space and office expenses during the fiscal year ended December 31, 2005.

Item 13.  Exhibits

      The following documents are included as exhibits to this report.

Exhibit    SEC Ref.
No.        No.          Title of Document              Location
 3.1        3           Articles of Incorporation      Incorp. by Reference*
                        and amendments thereto
 3.2        3           Bylaws                         Incorp. by Reference*
31.1       31           Section 302 Certification of   This Filing
                        Chief Executive Officer
32.1       32           Section 1350 Certification     This Filing
                        of Chief Executive Officer

     *Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's
                      Form 10-SB filed April 19, 1999.

Item 14.  Principal Accountant Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent accountants for the fiscal years ended December 31, 2005 and 2004.

During the fiscal years ended December 31, 2005 and December 31, 2004, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

                 Year Ended
                 December 31,

                 2005              2004

Audit Fees       $  4,120          $  3,850
Audit-Related           0                 0
Fees
Tax Fees              240               240
All Other Fees          0                 0

Total            $  4,360          $  4,090


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

                              CONCEPT CAPITAL CORPORATION
                              (Registrant)


Dated: March 9, 2006                    By /s/ T. Kent Rainey
                                        T. Kent Rainey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 9, 2006                    By  /s/ T. Kent Rainey
                                        T. Kent Rainey
                                        President and Director
                                        (Principal Executive and
                                        Accounting Officer)


Dated: March 9, 2006                    By  /s/ William P. Archer
                                        William P. Archer
                                        Vice President and Director


Dated: March 9, 2006                    By  /s/ Vicki L. Rainey
                                        Vicki L. Rainey
                                        Secretary and Director

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004
             and from inception on May 21, 1985
             through December 31, 2005                       3


        -   Statement of Stockholder's Equity, from
             inception on May 21, 1985 through
             December 31, 2005                           4 - 7


        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004
             and from inception on May 21, 1985
             through December 31, 2005                       8


        -   Notes to Financial Statements                9 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
CONCEPT CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Capital Corporation [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 21, 1985 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Concept Capital Corporation for the period from inception on May 21, 1985 through December 31, 1998 were audited by other auditors whose report, dated January 25, 1999, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on May 21, 1985 through December 31, 1998 reflect a net income of $6,374 of the total net income
(loss) from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concept Capital Corporation as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 21, 1985 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 23, 2006

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $   198,612
                                                      ___________
        Total Current Assets                          $   198,612
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $        94
                                                      ___________
        Total Current Liabilities                              94
                                                      ___________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                           (56,737)
                                                      ___________
        Total Stockholders' Equity                        198,518
                                                      ___________

                                                      $   198,612
                                                      ___________

















 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                            For the          From Inception
                                           Year Ended          on May 21,
                                          December 31,        1985 Through
                                     ______________________   December 31,
                                        2005        2004          2005
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -
                                     __________  __________  ______________

OPERATING EXPENSES:
 General and administrative              10,883      32,019         171,801
 Loss on unsuccessful acquisition         7,745       1,736           9,481
 Amortization                                 -           -             500
                                     __________  __________  ______________
     Total Expenses                      18,628      33,755         181,782
                                     __________  __________  ______________

LOSS BEFORE OTHER INCOME (EXPENSE)      (18,628)    (33,755)       (181,782)

OTHER INCOME (EXPENSE):
  Interest, dividends and capital
    gain distributions                    4,233       3,368         172,658
  Gain (Loss) on sale or abandonment
    of available-for-sale securities          -           -         (42,429)
                                     __________  __________  ______________
    Total Other Income (Expense)          4,233       3,368         130,229
                                     __________  __________  ______________
INCOME LOSS BEFORE INCOME TAXES         (14,395)    (30,387)        (51,553)

CURRENT TAX EXPENSE                           -           -           5,184

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

NET LOSS                             $  (14,395) $  (30,387) $      (56,737)
                                     __________  __________  ______________

LOSS PER COMMON SHARE                $   (.00)   $     (.01)
                                     __________  __________










 The accompanying notes are an integral part of these financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2005


                                                                Earnings
                                                                (Deficit)
                                                               Accumulated
                                  Common Stock     Capital in  During the
                               __________________  Excess of   Development
                                 Shares    Amount  Par Value      Stage
                               _________  _______  _________  _____________
BALANCE, May 21, 1985                  -  $     -  $       -  $           -

Issuance of 300,000 shares of
 common stock for cash at $.04
 per share, May 1985             300,000      300     11,700              -

Net income (loss) for the
 period ended December 31, 1985        -        -          -            341
                               _________  _______  _________  _____________
BALANCE, December 31, 1985       300,000      300     11,700            341

Issuance of 1,450,000 shares
 of common stock for cash at
 $.10 per share, July 1986,
 net of stock offering costs
 of $13,245                    1,450,000    1,450    130,305              -

Net income (loss) for the year
 ended December 31, 1986               -        -          -          3,243
                               _________  _______  _________  _____________
BALANCE, December 31, 1986     1,750,000    1,750    142,005          3,584

Net income (loss) for the year
 ended December 31, 1987               -        -          -         (3,555)
                               _________  _______  _________  _____________
BALANCE, December 31, 1987     1,750,000    1,750    142,005             29

Net income (loss) for the year
 ended December 31, 1988               -        -          -          5,965
                               _________  _______  _________  _____________
BALANCE, December 31, 1988     1,750,000    1,750    142,005          5,994

Net income (loss) for the year
 ended December 31, 1989               -        -          -          8,787
                               _________  _______  _________  _____________
BALANCE, December 31, 1989     1,750,000    1,750    142,005         14,781

Net income (loss) for the year
 ended December 31, 1990               -        -          -        (23,653)
                               _________  _______  _________  _____________
BALANCE, December 31, 1990     1,750,000    1,750    142,005         (8,872)


                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2005

                                [Continued]

                                                                Earnings
                                                                (Deficit)
                                                               Accumulated
                                  Common Stock     Capital in  During the
                               __________________  Excess of   Development
                                 Shares    Amount  Par Value      Stage
                               _________  _______  _________  _____________
Net income (loss) for the year
 ended December 31, 1991               -        -          -          4,298
                               _________  _______  _________  _____________
BALANCE, December 31, 1991     1,750,000    1,750    142,005         (4,574)

Net income (loss) for the year
 ended December 31, 1992               -        -          -        (11,362)
                               _________  _______  _________  _____________
BALANCE, December 31, 1992     1,750,000    1,750    142,005        (15,936)

Net income (loss) for the year
 ended December 31, 1993               -        -          -         (1,172)
                               _________  _______  _________  _____________
BALANCE, December 31, 1993     1,750,000    1,750    142,005        (17,108)

Net income (loss) for the year
 ended December 31, 1994               -        -          -        (13,921)
                               _________  _______  _________  _____________
BALANCE, December 31, 1994     1,750,000    1,750    142,005        (31,029)

Net income (loss) for the year
 ended December 31, 1995               -        -          -          7,218
                               _________  _______  _________  _____________
BALANCE, December 31, 1995     1,750,000    1,750    142,005        (23,811)

Net income (loss) for the year
 ended December 31, 1996               -        -          -          7,589
                               _________  _______  _________  _____________
BALANCE, December 31, 1996     1,750,000    1,750    142,005        (16,222)

Net income (loss) for the year
 ended December 31, 1997               -        -          -          7,366
                               _________  _______  _________  _____________
BALANCE, December 31, 1997     1,750,000    1,750    142,005         (8,856)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                Earnings
                                                                (Deficit)
                                                               Accumulated
                                  Common Stock     Capital in  During the
                               __________________  Excess of   Development
                                 Shares    Amount  Par Value      Stage
                               _________  _______  _________  _____________
Net income (loss) for the year
 ended December 31, 1998               -        -          -         15,230
                               _________  _______  _________  _____________
BALANCE, December 31, 1998     1,750,000    1,750    142,005          6,374

Issuance of 2,625,000 shares
 of common stock for cash at
 $.04 per share, March 1999,
 net of stock offering costs
 of $1,000                     2,625,000    2,625    101,375              -

Net income (loss) for the year
 ended December 31, 1999               -        -          -            243
                               _________  _______  _________  _____________
BALANCE, December 31, 1999     4,375,000    4,375    243,380          6,617

Issuance of 50,000 shares of
 common stock for legal
 services rendered at $.15
 per share, May 2000              50,000       50      7,450              -

Net income (loss) for the year
 ended December 31, 2000               -        -          -         (5,718)
                               _________  _______  _________  _____________
BALANCE, December 31, 2000     4,425,000    4,425    250,830            899

Net income (loss) for the year
 ended December 31, 2001               -        -          -         (1,299)
                               _________  _______  _________  _____________
BALANCE, December 31, 2001     4,425,000    4,425    250,830           (400)

Net income (loss) for the year
 ended December 31, 2002               -        -          -         (5,615)
                               _________  _______  _________  _____________
BALANCE, December 31, 2002     4,425,000    4,425    250,830         (6,015)

Net income (loss) for the year
 ended December 31, 2003               -        -          -         (5,940)
                               _________  _______  _________  _____________
BALANCE, December 31, 2003     4,425,000    4,425    250,830        (11,955)



                                [Continued]

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON MAY 21, 1985

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                Earnings
                                                                (Deficit)
                                                               Accumulated
                                  Common Stock     Capital in  During the
                               __________________  Excess of   Development
                                 Shares    Amount  Par Value      Stage
                               _________  _______  _________  _____________

Net income (loss) for the year
 ended December 31, 2004               -        -          -        (30,387)
                               _________  _______  _________  _____________
BALANCE, December 31, 2004     4,425,000    4,425    250,830        (42,342)

Net income (loss) for the year
 ended December 31, 2005               -        -          -        (14,395)
                               _________  _______  _________  _____________
BALANCE, December 31, 2005     4,425,000  $ 4,425  $ 250,830  $     (56,737)
                               _________  _______  _________  ______________


























 The accompanying notes are an integral part of this financial statement.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                            Year Ended          on May 21,
                                           December 31,        1985 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $  (14,395) $  (30,387) $      (56,737)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                      -           -             500
     Net realized (gain) loss on
       disposition of securities               -           -          42,429
     Non-cash expense                          -           -           7,500
     Changes in assets and liabilities:
      (Increase) decrease in tax
        receivable                             -           -               -
      Increase (decrease) in accounts
        payable                           (1,654)        998              94
                                      __________  __________  ______________
      Net Cash Provided (Used) by
        Operating Activities             (16,049)    (29,389)         (6,214)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -            (500)
  Proceeds from sale of securities             -           -         259,032
  Purchase of securities                       -           -        (301,461)
                                      __________  __________  ______________
      Net Cash (Used) by
        Investing Activities                   -           -         (42,929)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -           -         262,000
  Payments for stock offering costs            -           -         (14,245)
                                      __________  __________  ______________
      Net Cash Provided by
        Financing Activities                   -           -         247,755
                                      __________  __________  ______________
Net Increase (Decrease) in Cash          (16,049)    (29,389)        198,612

Cash at Beginning of Year                214,661     244,050               -
                                      __________  __________  ______________
Cash at End of Year                   $  198,612  $  214,661  $      198,612
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $        6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through December 31, 2005:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500.

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

  Concentration of Credit Risk - As of December 31, 2005, the Company has cash balances in excess of federally insured amounts of approximately $98,612.

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

  Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available operating loss carryforwards of approximately $59,000, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,800 and $6,700 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,100 during the year ended December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the years ended December 31, 2005 and 2004.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $1,831 and $1,955 for the years ended December 31, 2005 and 2004, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                     For the
                                                    Year Ended
                                                   December 31,
                                              ______________________
                                                 2005        2004
                                              __________  __________
     Loss from continuing operations
       applicable to common stockholders
       (numerator)                            $  (14,395) $  (30,387)
                                              __________  __________
     Weighted average number of common
       shares outstanding used in loss per
       share during the period (denominator)   4,425,000   4,425,000
                                              __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - UNSUCCESSFUL ACQUISITION

  Proposed Acquisition - On November 30, 2004, the Company entered into a preliminary, non-binding Letter of Intent regarding the proposed acquisition of China Fugi Jewelry Company Ltd. No definitive agreement was signed and the Letter of Intent was terminated as of April 14, 2005. Expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.