Form 10QSB
period 2006-03-31
CONCEPT CAPITAL CORP
filed 2006-05-12
CIK 786368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          Form 10-QSB

(Mark One)
[  X  ]      Quarterly report under Section 13 or 15(d) of  the  Securities
Exchange Act of 1934
     For the quarterly period ended MARCH 31, 2006

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     As of May 8, 2006, the issuer had outstanding 4,425,000 shares of common stock, par value $0.001.

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

     Part I--Financial Information

Item 1. Financial Statements

Concept Capital Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheet as of March 31, 2006, the related unaudited condensed statements of operations for the three months ended March 31, 2006 and 2005, and for the period from inception on May 21, 1985 through March 31, 2006, and the related unaudited condensed statements of cash flows for the three months ended March 31, 2006 and 2005, and for the period from inception on May 21, 1985 through March 31, 2006. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2005. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2

        -   Unaudited Condensed Statements of
             Operations, for the three months ended
             March 31, 2006 and 2005 and for the
             period from inception on May 21, 1985
             through March 31, 2006                          3

        -   Unaudited Condensed Statements of Cash
             Flows, for the three months ended March
             31, 2006 and 2005 and for the period
             from inception on May 21, 1985 through
             March 31, 2006                                  4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 7

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                        March 31,
                                                          2006
                                                       __________
CURRENT ASSETS:
  Cash                                                 $  198,145
                                                       __________
        Total Current Assets                           $  198,145
                                                       __________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    2,330
                                                       __________
        Total Current Liabilities                           2,330
                                                       __________
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   4,425,000 shares issued and
   outstanding                                              4,425
  Capital in excess of par value                          250,830
  Earnings (deficit) accumulated
   during the development stage                           (59,440)
                                                       __________
        Total Stockholders' Equity                        195,815
                                                       __________

                                                       $  198,145
                                                       __________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                             For the          From Inception
                                           Three Months      Ended on May 21,
                                             March 31,         1985 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
REVENUE                               $        -  $        -  $            -
                                      __________  __________  ______________

OPERATING EXPENSES:
 General and administrative                4,073       2,935         175,874
 Loss on unsuccessful acquisition              -       7,360           9,481
 Amortization                                  -           -             500
                                      __________  __________  ______________
     Total Expenses                        4,073      10,295         185,855
                                      __________  __________  ______________

LOSS BEFORE OTHER INCOME (EXPENSE)        (4,073)    (10,295)       (185,855)

OTHER INCOME (EXPENSE):
  Interest, dividends and capital gain
    distributions                          1,370         848         174,028
  Gain (Loss) on sale or abandonment
    of available-for-sale securities           -           -         (42,429)
                                      __________  __________  ______________
    Total Other Income (Expense)           1,370         848         131,599
                                      __________  __________  ______________
INCOME LOSS BEFORE INCOME TAXES           (2,703)     (9,447)       (54,256)

CURRENT TAX EXPENSE                            -           -           5,184

DEFERRED TAX EXPENSE                           -           -               -
                                      __________  __________  ______________

NET LOSS                              $   (2,703) $   (9,447) $     (59,440)
                                      __________  __________  ______________

LOSS PER COMMON SHARE                 $     (.00) $     (.00)
                                      __________  __________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                           Three Months      Ended on May 21,
                                             March 31,         1985 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $   (2,703) $   (9,447) $      (59,440)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                      -           -             500
     Net realized (gain) loss on
       disposition of securities               -           -          42,429
     Non-cash expense                          -           -           7,500
     Changes in assets and liabilities:
      Increase (decrease) in accounts
        payable                            2,236       4,010           2,330
                                      __________  __________  ______________
      Net Cash Provided (Used) by
        Operating Activities                (467)     (5,437)        (6,681)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -            (500)
  Proceeds from sale of securities             -           -         259,032
  Purchase of securities                       -           -        (301,461)
                                      __________  __________  ______________
      Net Cash (Used) by
        Investing Activities                   -           -         (42,929)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -           -         262,000
  Payments for stock offering costs            -           -         (14,245)
                                      __________  __________  ______________
      Net Cash Provided by
        Financing Activities                   -           -         247,755
                                      __________  __________  ______________
Net Increase (Decrease) in Cash             (467)     (5,437)        198,145

Cash at Beginning of Period              198,612     214,661               -
                                      __________  __________  ______________
Cash at End of Period                 $  198,145  $  209,224  $      198,145
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $        6,359

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 21, 1985 through March 31, 2006:
     In May 2000, the Company issued 50,000 shares of common stock for legal services rendered valued at $7,500


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is December 31st.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of March 31, 2006, the Company has cash balances in excess of federally insured amounts of approximately $98,145.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 4].

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

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company did not pay compensation to its officers and directors during the three months ended March 31, 2006 and 2005.

  Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $458 and $489 for the three months ended March 31, 2006 and 2005, respectively, for its share of the office space.

                        CONCEPT CAPITAL CORPORATION
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                   For the Three
                                                    Months Ended
                                                      March 31,
                                               ______________________
                                                  2006        2005
                                               __________  __________
     Loss from continuing operations
       applicable to common stockholders
       (numerator)                             $   (2,703) $   (9,447)
                                               __________  __________
     Weighted average number of common
       shares outstanding used in loss per
       share during the period (denominator)    4,425,000   4,425,000
                                               __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     During the next twelve months, and thereafter if required, the officers and directors of the Company will utilize their business contacts in an effort to locate a business opportunity for acquisition or participation by the Company. Such contacts may include investment bankers and other securities professionals, lawyers, accountants, industry consultants, members of management of public and private companies, business brokers, and personal acquaintances. When and if a potential business opportunity is located, the Company's officers and directors may incur travel expenses in connection with their review of such opportunity and, if they determine to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will be adequate to pay such expenses during the next twelve months. As of March 31, 2006, the Company had net working capital in the form of cash and cash equivalents in the amount of approximately $196,000. The Company anticipates that the interest income it earns on such amount will be sufficient to pay the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months, leaving the majority of the Company's assets available for expenses incurred in connection with the location, evaluation, and acquisition of a business opportunity.

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

                                   Concept Capital Corporation


Date: May 10, 2006                 By /s/ T. Kent Rainey
                                     _________________________________
                                       T. Kent Rainey, President
                                       (Principal Accounting and
                                        Financial Officer)