Form 10QSB
period 2006-06-30
CONCEPT VENTURES CORP
filed 2006-08-10
CIK 786368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2006
                                                    -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______

         Commission file number 0-25901
                                -------

                          CONCEPT VENTURES CORPORATION
                          ----------------------------
          (Exact name of small business issuer as specified in charter)

              UTAH                                               87-0422564
--------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 12890 Hilltop Road, Argyle, TX                                    76226
 ------------------------------                                    ------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (972) 233-0300
                           (Issuer's Telephone Number)

                                 Not Applicable
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate by check mark whether the issuer is a shell company (as defined in rule
12b-2 of the Exchange Act). Yes  X   No
                               -----   -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                 -----   -----

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of June 30, 2006, the issuer had outstanding 20,650,000 shares of common stock, par value $0.001. As of August 8, 2006, after giving effect to the change in the state of incorporation and the 1-for-14.75 reverse stock split on July 7, 2006, the issuer had issued and outstanding 1,400,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format
(Check one):

Yes      No  X
   -----   -----

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

         Part I--Financial Information

Item 1. Financial Statements

         Concept   Ventures   Corporation,   formerly   named  Concept   Capital
Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheet as of June 30, 2006 and the related unaudited condensed statements of operations for the three and six months ended June 30, 2006 and 2005, and for the period from inception on May 21, 1985 through June 30, 2006, and the related unaudited condensed statements of cash flows for the three and six months ended June 30, 2006 and 2005, and for the period from inception on May 21, 1985 through June 30, 2006. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2005. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]




                                    CONTENTS

                                                                            PAGE
                                                                            ----


--     Unaudited Condensed Balance Sheet,
          June 30, 2006                                                        5


--     Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30,
          2006 and 2005 and from inception on May 21,
          1985 through June 30, 2006                                           6

--     Unaudited Condensed Statements of Cash Flows, for the
          six months ended June 30, 2006 and 2005 and for the
          period from inception on May 21, 1985
          through June 30, 2006                                                7


--     Notes to Unaudited Condensed Financial Statements                  8 - 10

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                        UNAUDITED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                      June 30,
                                                                        2006
                                                                     ----------
CURRENT ASSETS:
     Cash                                                            $  455,979
                                                                     ----------
               Total Current Assets                                  $  455,979
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $    2,036
     Dividends payable                                                  442,500
                                                                     ----------
               Total Current Liabilities                                444,536
                                                                     ----------
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
       100,000,000 shares authorized,
       1,400,000 shares issued and
       outstanding                                                        1,400
     Capital in excess of par value                                      86,355
     Earnings (deficit) accumulated
       during the development stage                                     (76,312)
                                                                     ----------
               Total Stockholders' Equity                                11,443
                                                                     ----------

                                                                     $  455,979
                                                                     ==========















The accompanying notes are an integral part of these unaudited condensed financial statements.


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                               For the Three                 For the Six
                                                Months Ended                 Months Ended           From Inception
                                                  June 30,                     June 30,               on May 21,
                                        --------------------------    --------------------------     1985 Through
                                            2006           2005           2006           2005       June 30, 2006
                                        -----------    -----------    -----------    -----------    --------------
REVENUE                                 $      --      $      --      $      --      $      --      $         --
                                        -----------    -----------    -----------    -----------    --------------
EXPENSES:
   General and administrative                18,420          1,272         22,493          4,207           194,294
   Amortization                                --             --             --             --                 500
   Loss on unsuccessful
       Acquisition                             --              385           --            7,745             9,481
                                        -----------    -----------    -----------    -----------    --------------

         Total Expenses                      18,420          1,657         22,493         11,952           204,275
                                        -----------    -----------    -----------    -----------    --------------

LOSS BEFORE OTHER
  INCOME (EXPENSE)                          (18,420)        (1,657)       (22,493)       (11,952)         (204,275)

OTHER INCOME (EXPENSE):
      Interest, dividends and capital
        gain distributions                    1,548            924          2,918          1,772           175,576
      Gain (Loss) on sale or
        Abandonment of
        available-for-sale securities          --             --             --             --             (42,429)
                                        -----------    -----------    -----------    -----------    --------------
         Total Other Income (Expense)         1,548            924          2,918          1,772           133,147
                                        -----------    -----------    -----------    -----------    --------------

INCOME LOSS BEFORE
   INCOME TAXES                             (16,872)          (733)       (19,575)       (10,180)          (71,128)

CURRENT TAX EXPENSE                            --             --             --             --               5,184

DEFERRED TAX EXPENSE                           --             --             --             --                --
                                        -----------    -----------    -----------    -----------    --------------

NET LOSS                                $   (16,872)   $      (733)   $   (19,575)   $   (10,180)   $      (76,312)
                                        -----------    -----------    -----------    -----------    --------------

LOSS PER COMMON SHARE                   $      (.06)   $      (.00)   $      (.07)   $      (.03)
                                        ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these unaudited condensed financial statements.


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                  For the                  From Inception
                                                              Six Months Ended               on May 21,
                                                                  June 30,                  1985 Through
                                                       --------------------------------       June 30,
                                                            2006              2005              2006
                                                       --------------    --------------    --------------
Cash Flows From Operating Activities:
     Net loss                                          $      (19,575)   $      (10,180)   $      (76,312)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Amortization expense                                    --                --                 500
         Net realized (gain) loss on disposition
           of securities                                         --                --              42,429
         Non-cash expense                                        --                --               7,500
         Changes in assets and liabilities:
           Increase (decrease) in accounts payable              1,942            (1,748)            2,036
           (Increase) in prepaid expenses                        --                (916)             --
                                                       --------------    --------------    --------------
             Net Cash Provided (Used) by
               Operating Activities                           (17,633)          (12,844)          (23,847)
                                                       --------------    --------------    --------------
Cash Flows From Investing Activities:
     Payment of organization costs                               --                --                (500)
     Proceeds from sale of securities                            --                --             259,032
     Purchase of securities                                      --                --            (301,461)
                                                       --------------    --------------    --------------
             Net Cash (Used) by Investing Activities             --                --             (42,929)
                                                       --------------    --------------    --------------
Cash Flows From Financing Activities:
     Proceeds from common stock issuance                      275,000              --             537,000
     Payments for stock offering costs                           --                --             (14,245)
                                                       --------------    --------------    --------------
             Net Cash Provided by Financing
               Activities                                     275,000              --             522,755
                                                       --------------    --------------    --------------
Net Increase (Decrease) in Cash                               257,367           (12,844)          455,979

Cash at Beginning of Period                                   198,612           214,661              --
                                                       --------------    --------------    --------------
Cash at End of Period                                  $      455,979    $      201,817    $      455,979
                                                       --------------    --------------    --------------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                        $         --      $         --      $         --
       Income taxes                                    $         --      $         --      $        6,359




The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   [Continued]


Supplemental Schedule of Noncash Investing and Financing Activities:

     For the period from inception on May 21, 1985 through June 30, 2006:

         In June 2006, the Company's Board of Directors declared a cash dividend of $442,500 which was paid July 5, 2006.

         In May 2000, the Company issued 3,390 shares of common stock for legal services rendered valued at $7,500.
























The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Concept Capital Corporation ("the Company") was organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. In June 2006 the Company issued common stock which resulted in a change of control. In July 2006 the Company also changed its domicile to the State of Nevada and changed its name to Concept Ventures Corporation.

     The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company paid a special cash dividend on July 5, 2006 but does not anticipate paying any additional dividends in the foreseeable future, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PREFERRED STOCK

     The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of June 30, 2006.

NOTE 3 - COMMON STOCK

     During July 2006, the Company effected a 1-for-14.75 reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

     During June 2006, in connection with a stock purchase agreement, the Company issued 1,100,000 shares of common stock for $275,000 cash, or approximately $.25 per share. The issuance of common stock resulted in a change of control of the Company.

     During June 2006, the Company declared a cash dividend of $1.475 per share. The total dividend distribution of $442,500 was paid in July 2006. The dividend is accounted for as a liquidation distribution and has been recorded as a reduction of capital in excess of par value.


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4- RELATED PARTY TRANSACTIONS

     Management Compensation - The Company did not pay compensation to its officers and directors during the six months ended June 30, 2006 and 2005.

     Rent - The Company shares office space with entities related to an officer/shareholder of the Company. The Company pays a portion of the monthly rent for its share of the office space. The Company paid $562 and $458 for the six months ended June 30, 2006 and 2005, respectively, for its share of the office space.


NOTE 5- LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                              For the Three              For the Six
                                              Months Ended              Months Ended
                                                 June 30,                 June 30,
                                         ----------------------    ----------------------
                                            2006         2005         2006         2005
                                         ---------    ---------    ---------    ---------
      Loss from continuing operations
      applicable to common
      stockholders (numerator)           $ (16,872)   $    (733)   $ (19,575)   $ (10,180)
                                         ---------    ---------    ---------    ---------
      Weighted average number of
      common shares outstanding
      used in loss per share during
      the period (denominator)             300,000      300,000      300,000      300,000
                                         ---------    ---------    ---------    ---------


     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  affect  the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Recent Events

         As reported in the current report on Form 8-K filed July 7, 2006, at the Annual Meeting of Shareholders of the Company held on June 30, 2006, the shareholders approved proposals to: authorize and approve the Stock Purchase Agreement with Halter Financial Investments, L.P.; authorize and approve a 1-for-14.75 reverse stock split in the issued and outstanding shares of the Company's common stock; authorize and approve a change in the state of incorporation of the Company from Utah to Nevada; elect T. Kent Rainey, Vicki L. Rainey and William P. Archer as directors of the Company to serve until the reincorporation of the Company in Nevada; to elect Timothy P. Halter as a director of the Company for a term commencing with the Company's reincorporation in Nevada; and to terminate sections 4.02 and 4.03 of the Stock Purchase Agreement dated February 10, 1999, which imposed restrictions on the Company's ability to utilize its funds and effect reverse stock splits. Following the approval of all such proposals at the Annual Meeting by the required vote of shareholders, the proposals were implemented, and the following significant actions were taken, with some actions being completed near the end of the Company's second fiscal quarter ended June 30, 2006 and other actions being completed subsequent to the end of such quarter:

         (a) On June 30, 2006 the Company completed the sale of an aggregate of 16,225,000 pre-split restricted shares of its common stock to Halter Financial Investments, L.P. and Halter Financial Partners, L.P.
         ("Purchasers") for a cash purchase price of $275,000 pursuant to the Stock Purchase Agreement dated as of May 18, 2006. Following completion of the transaction, Purchasers owned approximately 78.6% of the Company's issued and outstanding shares of common stock and the transaction resulted in a change of control of the Company;

         (b) On July 5, 2006, the Company paid a special cash dividend in the amount of $0.10 per share to shareholders of record on June 22, 2006, the record date, for a total dividend distribution of $442,500;

         (c) Effective July 7, 2006, the Company implemented a 1-for-14.75 reverse stock split in its issued and outstanding shares of Company stock which reduced the number of issued and outstanding shares from 20,650,000 (including the shares issued to Purchaser pursuant to the Stock Purchase Agreement) to 1,400,000 shares. In addition, Articles of Merger merging the Company with and into Concept Ventures Corporation, a wholly owned Nevada corporation formed for the purpose of changing the Company's domicile from Utah to Nevada, were filed with the states of Nevada and Utah and the change in the Company's domicile also became effective on July 7, 2006. As a result of such actions, the symbol for the Company's common stock on the OTC Bulletin Board was changed from "CTCY" to "CNVN"; and

         (d) On July 7, 2006, in connection with the merger of Concept Capital Corporation with and into Concept Ventures Corporation and pursuant to shareholder action at the Annual Meeting, Timothy P. Halter became the President, Secretary, Treasurer and sole director of the Company.

Plan of Operation

         As a result of the foregoing actions, as of June 30, 2006, the Company had approximately $455,979 in cash, a liability for dividends payable in the amount of $442,500, and accounts payable in the amount of $2,036, resulting in net working capital in the form of cash and cash equivalents of $11,443. The Company anticipates that following the payment of legal, accounting, transfer agent, printing and other expenses incurred in connection with the Annual Meeting and the other actions described above, it will have no significant net working capital remaining. Although the Company's assets were sufficient to pay its operating costs and expenses through the completion of the actions described above, the Company anticipates that its current net working capital will not be sufficient to pay the Company's limited operating expenses, including rent, filing fees, and routine legal and accounting fees, for the next twelve months and that the Company will be required to obtain additional debt or equity financing in order to continue its operations. The Company has not entered into any agreement or arrangement for the provision of any such financing and no assurances can be given that such financing will be available to the Company on terms acceptable to it or at all.

         The actions described above did not result in any change in the status of the Company as a shell company and the Company will continue its search for business opportunities for acquisition or participation by the Company. During the next twelve months, and thereafter if required, the Company will continue its efforts to locate a business opportunity for acquisition or participation by the Company. When and if a potential business opportunity is located, the Company may incur travel expenses in connection with its review of such opportunity and, if it determines to proceed further, may also incur expenses for the engagement of professionals such as lawyers and accountants to assist in a "due diligence" review of the opportunity and the negotiation and preparation of the necessary legal documents. While the precise nature and amount of such expenses cannot be foreseen at this time, the Company anticipates that its current assets will not be adequate to pay such expenses and that it will be required to obtain additional debt or equity financing in order to fund the costs associated with the Company's review and acquisition of any such business opportunity. The Company has not entered into any agreement or arrangement for the provision of any such financing and no assurances can be given that such financing will be available to the Company on terms acceptable to it or at all.

         The Company cannot presently foresee the cash requirements of any business opportunity that may ultimately be acquired by the Company. However, since it is likely that any such business will be involved in active business operations, the Company anticipates that an acquisition will result in increased cash requirements as well as increases in the number of employees of the Company.

Item 3.  Controls and Procedures

         The Company's President, Secretary and Treasurer, who acts as its principal executive and financial officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II--Other Information

Item 1. Legal Proceedings

         The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         As reported on the current report on Form 8-K filed July 7, 2006, on June 30, 2006 the Company completed the sale of an aggregate of 16,225,000 pre-split restricted shares of its common stock to Halter Financial Investments, L.P. and Halter Financial Partners, L.P. ("Purchasers") for a cash purchase price of $275,000 pursuant to the Stock Purchase Agreement entered into between the Company and Halter Financial Partners, L.P. dated as of May 18, 2006. Following completion of the transaction, Purchasers owned approximately 78.6% of the Company's issued and outstanding shares of common stock and the transaction resulted in a change of control of the Company. The subject shares were sold to Purchasers without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation, the Purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with a restricted stock legend indicating that the shares have not been registered and cannot be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of Concept Capital Corporation on June 30, 2006, the shareholders approved proposals to: (1) authorize and approve the Stock Purchase Agreement with Halter Financial Investments, L.P., dated as of May 18, 2006; (2) authorize and approval a 1-for-14.75 reverse stock split in the issued and outstanding shares of the Company's common stock; (3) authorize and approve a change in the state of incorporation of the Company from Utah to Nevada by merging the Company with and into a newly formed Nevada subsidiary, in connection with which the Articles of Incorporation and Bylaws of the Nevada corporation would become the Articles of Incorporation and Bylaws of the surviving corporation; (4) elect T. Kent Rainey, Vicki L. Rainey and William P. Archer as directors of the Company to serve to serve until the earlier of (i) the reincorporation of the Company in Nevada, if the Stock Purchase Agreement (Proposal 1) is approved, or (ii) the next annual meeting of the Company's shareholders if the Stock Purchase Agreement is not approved; (5) to elect Timothy P. Halter as a director of the Company for a term commencing with the Company's reincorporation in Nevada, subject to approval of the Stock Purchase Agreement (Proposal 1); and (6) to terminate sections 4.02 and 4.03 of the Stock Purchase Agreement dated February 10, 1999, which imposed restrictions on the Company's ability to utilize its funds and effect reverse stock splits.


         The following tables set forth the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each proposal. In calculating the votes "for" and "against" Proposal
6, 2,365,000 shares held by Mr. Rainey and other persons who acquired shares pursuant to the February 1999 Stock Purchase Agreement were voted "for" and "against" Proposal 6 in proportion to the votes cast by shareholders other than Mr. Rainey and such other purchasers. On the record date for the Annual Meeting, there were outstanding 4,425,000 shares of common stock, each entitled to one vote per share, and all proposals were approved by the vote of 3,523,666 shares or 79.6% of the Company's issued and outstanding shares on the record date, with no shares voted against such proposals.


                                                              Number of Shares
                                           ---------------------------------------------------
                                                                                   Broker Non-
Proposal No.                               Voted For   Voted Against   Abstained   Votes
------------                               ---------   -------------   ---------   -----------
1. To authorize and approve the Stock
Purchase Agreement with Halter
Financial Investments.                     3,523,666         0             0             0




2. To authorize and approve a 1-for
14.75 reverse stock split in the issued
and outstanding shares of the
Company's common stock.                    3,523,666         0             0             0

3. To authorize and approve a change
in the state of incorporation of the
Company from Utah to Nevada by
merging the Company with and into a
newly formed Nevada subsidiary, in
connection with which the Articles of
Incorporation and Bylaws of the
Nevada corporation would become the
Articles of Incorporation and Bylaws
of the surviving corporation.              3,523,666         0             0             0

  [Proposals 4 and 5 follow below]

6. To terminate sections 4.02 and 4.03
of the Stock Purchase Agreement
dated February 10, 1999, which
imposed restrictions on the Company's
ability to utilize its funds and effect
reverse stock splits.                      3,523,666         0             0             0

                                                              Number of Shares
                                                            --------------------
                                                            Voted For    Witheld
                                                            ---------    -------
4. To elect T. Kent Rainey, Vicki L. Rainey and
William P. Archer as directors of the Company to serve until the earlier of (i) the reincorporation of the Company in Nevada, if the Stock Purchase Agreement
(Proposal 1) is approved, or (ii) the next annual meeting of the Company's shareholders if the Stock Purchase
Agreement is not approved.

     T. Kent Rainey                                         3,523,666        0

     Vicki L. Rainey                                        3,523,666        0

     William P. Archer                                      3,523,666        0

5. To elect Timothy P. Halter as a director of the Company for a term commencing with the Company's reincorporation in Nevada, subject to approval of the Stock Purchase Agreement (Proposal 1).

     Timothy P. Halter                                      3,523,666        0




Item 5. Other Information

         None.

Item 6.  Exhibits

         The following documents are included as exhibits to this report:

     Exhibit    SEC Ref.
     No.        No.          Title of Document                       Location
     -------    --------     -----------------                       --------
     31.1       31           Section 302 Certification of Chief      This Filing
                             Executive/Chief Financial Officer

     32.1       32           Section 1350 Certification of Chief     This Filing
                             Executive/Chief Financial Officer


                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Concept Ventures Corporation

Date:  August 9, 2006                             By /s/ Timothy P. Halter
                                                    ----------------------------
                                                    Timothy P. Halter, President
                                                    (Principal Accounting and
                                                    Financial Officer)