Form 10QSB
period 2006-09-30
CONCEPT VENTURES CORP
filed 2006-11-14
CIK 786368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2006

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______


     Commission file number 0-25901
                            -------

                          CONCEPT VENTURES CORPORATION
                          ----------------------------
          (Exact name of small business issuer as specified in charter)

           NEVADA                                                87-0422564
--------------------------------                               --------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 12890 Hilltop Road, Argyle, TX                                    76226
 ------------------------------                                    ------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (972) 233-0300
                                 --------------
                           (Issuer's Telephone Number)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 2006, the issuer had outstanding 1,400,000 shares of common stock, par value $0.001.

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

         Part I--Financial Information

Item 1. Financial Statements

         Concept Ventures Corporation (the "Company" or the "Issuer"), files herewith its unaudited condensed balance sheet as of September 30, 2006 and the related unaudited condensed statements of operations for the three and nine months ended September 30, 2006 and 2005, and for the period from inception on May 21, 1985 through September 30, 2006, and the related unaudited condensed statements of cash flows for the nine months ended September 30, 2006 and 2005, and for the period from inception on May 21, 1985 through September 30, 2006. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2005. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]




                                    CONTENTS

                                                                            PAGE
                                                                            ----


--  Unaudited Condensed Balance Sheet,
      September 30, 2006                                                       2

--  Unaudited Condensed Statements of Operations,
      for the three and nine months ended September 30,
      2006 and 2005 and from inception on May 21,
      1985 through September 30, 2006                                          3

--  Unaudited Condensed Statements of Cash Flows,
      for the nine months ended September 30, 2006 and 2005
      and for the period from inception on May 21, 1985
      through September 30, 2006                                           4 - 5


--  Notes to Unaudited Condensed Financial Statements                      6 - 9

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                        UNAUDITED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                  September 30,
                                                                       2006
                                                                  -------------
CURRENT ASSETS:
     Cash                                                         $       5,310
                                                                  -------------
               Total Current Assets                               $       5,310
                                                                  =============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $       2,217
     Dividends payable                                                    5,200
                                                                  -------------
               Total Current Liabilities                                  7,417
                                                                  -------------
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
       100,000,000 shares authorized,
       1,400,000 shares issued and
       outstanding                                                        1,400
     Capital in excess of par value                                      87,780
     Earnings (deficit) accumulated
       during the development stage                                     (91,287)
                                                                  -------------
               Total Stockholders' Equity                                (2,107)
                                                                  -------------

                                                                  $       5,310
                                                                  =============















The accompanying notes are an integral part of these unaudited condensed financial statements.


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                              For the Three                  For the Nine
                                              Months Ended                   Months Ended         From Inception
                                              September 30,                 September 30,           on May 21,
                                        ------------------------    ------------------------       1985 Through
                                           2006          2005          2006          2005       September 30, 2006
                                        ----------    ----------    ----------    ----------    ------------------
REVENUE                                 $     --      $     --      $     --      $     --      $             --
                                        ----------    ----------    ----------    ----------    ------------------

EXPENSES:
   General and administrative               15,018         4,444        37,511         8,651               209,312
   Amortization                               --            --            --            --                     500
   Loss on unsuccessful
       Acquisition                            --            --            --           7,745                 9,481
                                        ----------    ----------    ----------    ----------    ------------------

         Total Expenses                     15,018         4,444        37,511        16,396               219,293
                                        ----------    ----------    ----------    ----------    ------------------

LOSS BEFORE OTHER
  INCOME (EXPENSE)                         (15,018)       (4,444)      (37,511)      (16,396)             (219,293)

OTHER INCOME (EXPENSE):
     Interest, dividends and capital
        gain distributions                      43         1,112         2,961         2,884               175,619
     Gain (Loss) on sale or
        Abandonment of
        available-for-sale securities         --            --            --            --                 (42,429)
                                        ----------    ----------    ----------    ----------    ------------------
         Total Other Income (Expense)           43         1,112         2,961         2,884               133,190
                                        ----------    ----------    ----------    ----------    ------------------

INCOME LOSS BEFORE
   INCOME TAXES                            (14,975)       (3,332)      (34,550)      (13,512)              (86,103)

CURRENT TAX EXPENSE                           --            --            --            --                   5,184

DEFERRED TAX EXPENSE                          --            --            --            --                    --
                                        ----------    ----------    ----------    ----------    ------------------

NET LOSS                                $  (14,975)   $   (3,332)   $  (34,550)   $  (13,512)   $          (91,287)
                                        ----------    ----------    ----------    ----------    ------------------

LOSS PER COMMON SHARE                   $     (.01)   $     (.01)   $     (.05)   $     (.05)
                                        ==========    ==========    ==========    ==========




The accompanying notes are an integral part of these unaudited condensed financial statements.


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                For the            From Inception
                                                           Nine Months Ended         on May 21,
                                                             September 30,          1985 Through
                                                       ------------------------     September 30,
                                                          2006          2005            2006
                                                       ----------    ----------    --------------
Cash Flows From Operating Activities:
     Net loss                                          $  (34,550)   $  (13,512)   $      (91,287)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Amortization expense                                --            --                 500
         Net realized (gain) loss on disposition
           of securities                                     --            --              42,429
         Non-cash expense                                    --            --               7,500
         Changes in assets and liabilities:
           Increase (decrease) in accounts payable          2,123          (868)            2,217
           (Increase) in prepaid expenses                    --            (458)             --
                                                       ----------    ----------    --------------
             Net Cash Provided (Used) by
               Operating Activities                       (32,427)      (14,838)          (38,641)
                                                       ----------    ----------    --------------
Cash Flows From Investing Activities:
     Payment of organization costs                           --            --                (500)
     Proceeds from sale of securities                        --            --             259,032
     Purchase of securities                                  --            --            (301,461)
                                                       ----------    ----------    --------------

             Net Cash (Used) by Investing Activities         --            --             (42,929)
                                                       ----------    ----------    --------------
Cash Flows From Financing Activities:
     Proceeds from common stock issuance                  275,000          --             537,000
     Payments for stock offering costs                       --            --             (14,245)
     Contribution to Capital                                1,425          --               1,425
     Payment of Cash Dividend                            (437,300)         --            (437,300)
                                                       ----------    ----------    --------------
             Net Cash Provided by Financing
               Activities                                (160,875)         --              86,880
                                                       ----------    ----------    --------------
Net Increase (Decrease) in Cash                          (193,302)      (14,838)            5,310

Cash at Beginning of Period                               198,612       214,661              --
                                                       ----------    ----------    --------------
Cash at End of Period                                  $    5,310    $  199,823    $        5,310
                                                       ==========    ==========    ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                        $     --      $     --      $         --
       Income taxes                                    $     --      $     --      $        6,359


The accompanying notes are an integral part of these unaudited condensed financial statements.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                   [Continued]


Supplemental Schedule of Noncash Investing and Financing Activities:

     For the period from inception on May 21, 1985 through September 30, 2006:

          In June 2006, the Company's Board of Directors declared a cash dividend of $442,500 which was paid July 7, 2006. At September 30, 2006, dividend checks in the amount of $5,200 had not been cashed.

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

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Concept Ventures Corporation ("the Company") was organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. In June 2006 the Company issued common stock which resulted in a change of control. In July 2006 the Company also changed its domicile to the State of Nevada and changed its name to Concept Ventures Corporation.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PREFERRED STOCK

     The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of September 30, 2006.

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


                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK [Continued]

     During June 2006, the Company declared a cash dividend of $1.475 per share.
     The total dividend distribution of $442,500 was paid in July 2006. The dividend is accounted for as a liquidation distribution and has been recorded as a reduction of capital in excess of par value. At September 30, 2006, dividend checks in the aggregate amount of $5,200 had not been cashed.

NOTE 4- RELATED PARTY TRANSACTIONS

     Management Compensation - The Company did not pay compensation to its officers and directors during the nine months ended September 30, 2006 and 2005.

     Rent - Since July 2006, the Company has shared office space with entities related to an officer and shareholder of the Company. Such space is provided to the Company without charge.

     Prior to July 2006, the Company shared office space with entities related to a former officer and shareholder. The Company paid a portion of the monthly rent for its share of such office space. The Company paid $562 and $1,374 for the nine months ended September 30, 2006 and 2005, respectively, for its share of such office space.

     Payment of Expenses - During the third quarter of 2006, a principal shareholder paid expenses on the Company's behalf in the amount of $1,425.
     Such payments have been treated as a contribution to capital by such shareholder.

NOTE 5- LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                              For the Three               For the Nine
                                               Months Ended               Months Ended
                                              September 30,               September 30,
                                        ------------------------    ------------------------
                                           2006          2005          2006          2005
                                        ----------    ----------    ----------    ----------
     Loss from continuing operations
     applicable to common
     stockholders (numerator)           $  (14,975)   $   (3,332)   $  (34,550)   $  (13,512)
                                        ----------    ----------    ----------    ----------
     Weighted average number of
     common shares outstanding
     used in loss per share during
     the period (denominator)            1,400,000       300,000       670,696       300,000
                                        ----------    ----------    ----------    ----------

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

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS

     Proposed Acquisition - On September 6, 2006, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Ritar International Group Limited, a British Virgin Islands corporation ("Ritar"), and the stockholders of Ritar, Jia Da Hu, Jian Jun Zeng, Hen Ying Ping, Bin Liu, Hong Wei Zhu, and Jian Han Xu (the "Stockholders"). Pursuant to the Share Exchange Agreement, the Stockholders agreed to transfer all of the shares of the capital stock of Ritar held by them, constituting all of the issued and outstanding stock of Ritar, in exchange for a number of newly issued shares of the Company's Common Stock that will, in the aggregate, constitute at least 50.1% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the "Closing") and after giving effect to a proposed financing transaction that will result in gross proceeds to the Company of at least $8 million (the "Financing"). The Closing is subject to due diligence reviews of each party by the other, customary closing conditions and certain conditions precedent including, but not limited to, the following: (i) no material adverse change shall have occurred with respect to Ritar or the Company; (ii) Ritar shall have delivered audited financial statements for the fiscal years ended December 31, 2005 and 2004 and unaudited financial statements for the interim period; (iii) the Financing shall be completed simultaneously with the Closing; (iv) Ritar shall have received an opinion from its legal counsel in the People's Republic of China that confirms the legality under Chinese law of the restructuring being effected by Ritar in connection with the Share Exchange Agreement and that is otherwise satisfactory to the Company, the Stockholders, Ritar and the investors in the Financing; and (v) the parties to the Share Exchange Agreement shall have agreed upon the number of shares of the Company's common stock to be issued to the Stockholders in exchange for the Ritar shares held by the Stockholders. In addition to customary termination provisions, either party can terminate the agreement if the Closing does not occur on or before May 31, 2007, by reason of the failure of any condition precedent as long as the failure does not result primarily from that party itself breaching a representation, warranty or covenant contained in the Share Exchange Agreement.

     At this time the Company cannot determine whether the acquisition is more likely than not to be consummated. The acquisition, if completed, would include the issuance of sufficient common stock to result in a change in control of the Company and a change in management would occur.

                          CONCEPT VENTURES CORPORATION
                     (Formerly Concept Capital Corporation)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 7 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis or Plan of Operation


Plan of Operation

         As of September 30, 2006, the Company had no significant assets and had liabilities in the form of accounts payable in the amount of approximately $2,200. The Company had cash in the amount of $5,200 in its special dividend account, which funds represent the amount of dividend checks that had not been cashed as of the end of the quarter. During the third quarter of 2006, a principal shareholder paid $1,425 of the Company's expenses, which payments were treated as contributions to capital by such shareholder with a corresponding expense to the Company. The Company's liabilities exceed its assets and the Company does not have adequate resources to pay its limited operating expenses, including filing fees and routine legal and accounting fees. The Company will be required to obtain additional debt or equity financing in order to continue its operations. The Company has relied on its principal shareholder to provide the Company with the additional debt or equity funding it requires to fund its costs of operations. However, the Company has not entered into any agreement or arrangement with such shareholder or any other person for the provision of such funding, and no assurances can be given that such funding will be available to the Company on terms acceptable to it or at all.

         As reported herein under "Item 5. Other Information," on September 11, 2006, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Ritar International Group Limited, a British Virgin Islands corporation ("Ritar"), and its stockholders pursuant to which the Company will acquire all issued and outstanding shares of Ritar in exchange for a controlling interest in the Company. The transactions contemplated by the Share Exchange Agreement are subject to several conditions precedent including completion of a proposed financing transaction that will result in gross proceeds to the Company of at least $8 million, and no assurances can be given that such transactions will be completed. If the transactions contemplated by the Share Exchange Agreement are completed, the Company will become engaged in active business operations through Ritar as its wholly owned subsidiary, there will be a change of control in the Company and a change in management.

         In the event the Share Purchase Agreement should be terminated for any reason, the Company anticipates that it would resume its efforts to locate a business opportunity for acquisition or participation by the Company.

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

         None.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5. Other Information

         As reported in the Company's current report on Form 8-K filed with the Commission on September 11, 2006, on September 6, 2006, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Ritar International Group Limited, a British Virgin Islands corporation ("Ritar"), and the stockholders of Ritar, Jia Da Hu, Jian Jun Zeng, Hen Ying Ping, Bin Liu, Hong Wei Zhu, and Jian Han Xu (the "Stockholders"). Pursuant to the Share Exchange Agreement, the Stockholders agreed to transfer all of the shares of the capital stock of Ritar held by them, constituting all of the issued and outstanding stock of Ritar, in exchange for a number of newly issued shares of the Company's Common Stock that will, in the aggregate, constitute at least 50.1% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the "Closing") and after giving effect to a proposed financing transaction that will result in gross proceeds to the Company of at least $8 million (the "Financing"). The Closing is subject to due diligence reviews of each party by the other, customary closing conditions and certain conditions precedent including, but not limited to, the following: (i) no material adverse change shall have occurred with respect to Ritar or the Company; (ii) Ritar shall have delivered audited financial statements for the fiscal years ended December 31, 2005 and 2004 and unaudited financial statements for the interim period; (iii) the Financing shall be completed simultaneously with the Closing; (iv) Ritar shall have received an opinion from its legal counsel in the People's Republic of China that confirms the legality under Chinese law of the restructuring being effected by Ritar in connection with the Share Exchange Agreement and that is otherwise satisfactory to the Company, the Stockholders, Ritar and the investors in the Financing; and
(v) the parties to the Share Exchange Agreement shall have agreed upon the number of shares of the Company's common stock to be issued to the Stockholders in exchange for the Ritar shares held by the Stockholders. In addition to customary termination provisions, either party can terminate the agreement if the Closing does not occur on or before May 31, 2007, by reason of the failure of any condition precedent as long as the failure does not result primarily from that party itself breaching a representation, warranty or covenant contained in the Share Exchange Agreement.

         Timothy Halter, the sole officer and director of the Company, will agree to resign from all offices that he holds effective as of the Closing and as a director effective on the tenth day following the mailing to the stockholders of the Company of an information statement that conforms with the requirements of Rule 14f-1 of the Securities Exchange Act of 1934. At the Closing, Mr. Hu Jia Da will be appointed as the Chief Executive Officer and President of the Company, and as a director of the Company. Mr. Hu is currently the Chief Executive Officer of Ritar.

         The Company also agreed to exclusively work with Ritar in connection with the business combination contemplated by the Share Exchange Agreement and to not solicit or encourage any other proposals that are inconsistent with the transactions contemplated by the Share Exchange Agreement.

         The parties to the Share Exchange Agreement also agreed to give each other access to their respective business and financial information. The parties also agreed to deliver disclosure schedules that provide exceptions to the representations and warranties made in the Share Exchange Agreement by the parties at least ten business days prior to the Closing. Each party has the right to terminate the Share Exchange Agreement if the party objects to the information contained in the other party's disclosure letter or the contents of any agreement or other document listed thereon.

         The Company is also required under the Share Exchange Agreement to use commercially reasonable efforts to effect the Financing.

         The foregoing summary is qualified in its entirety by reference to the Share Purchase Agreement, a copy of which was included as an exhibit to the 8-K report filed September 11, 2006.

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

                                                  Concept Ventures Corporation

Date:  November 13, 2006                          By /s/ Timothy P. Halter
                                                    ----------------------------
                                                    Timothy P. Halter, President
                                                    (Principal Accounting and
                                                    Financial Officer)