Form 10KSB
period 2006-12-31
CONCEPT VENTURES CORP
filed 2007-03-30
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-25901

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
(Name of small business issuer in its charter)

NEVADA	87-0422564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2201 Tower A, Cyber Times Building
Tian’an Cyber Park, Futian District
Shenzhen, China 518040
(Address of Principal Executive Offices)

(86) 755-83475580
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2006, were $0.00.

As of March 28, 2007, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $5.00 of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $50 million. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer’s common stock as of March 28, 2007 is 18,954,267.

Documents incorporated by reference: NONE.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are to China Ritar Power Corp., a Nevada corporation. References to “Ritar” are references to Ritar International Group Limited, a British Virgin Islands company, along with Ritar International Group Limited’s wholly-owned operating Chinese subsidiary, Shenzhen Ritar Power Co., Ltd., its newly-formed wholly-owned subsidiary, Ritar Power (Huizhou) Co., Ltd., which is not yet operating, and its majority-owned Chinese operating subsidiary Shanghai Ritar Power Co., Ltd. Unless the context otherwise requires, all references to (i) “Ritar Shenzhen” are to Shenzhen Ritar Power Co., Ltd.; (ii) “Ritar Shanghai” are to Shanghai Ritar Power Co., Ltd.; (iii) “BVI” are to British Virgin Islands; (iv) “PRC” and “China” are to People’s Republic of China; (v) “U.S. dollar,” “$” and “US$” are to United States dollars; (vi) “Securities Act” are to Securities Act of 1933, as amended; and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Effective July 7, 2006, we implemented a 1-for-14.75 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 20,650,000 to 1,400,017 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to: our ability to locate a business opportunity for acquisition or participation by us, the terms of our acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following our acquisition or participation. These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “projects”, “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation for the purpose of seeking business opportunities for acquisition or participation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation was merged with and into Concept Ventures Corporation, a Nevada corporation. From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited, a BVI company, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation. We amended our articles of incorporation on March 26, 2007 and changed our name from Concept Ventures Corporation to China Ritar Power Corp.

On September 6, 2006, we entered into a definitive Share Exchange Agreement, or Share Exchange Agreement, with Ritar International Group Limited, a BVI company, and its the stockholders, Jiada Hu, Jianjun Zeng, Henying Peng, Bin Liu, Hongwei Zhu, and Jianhan Xu. On February 16, 2007, the same parties entered into an amendment to the Share Exchange Agreement which, among other things, updated the amount of issued and outstanding shares of our common stock. Pursuant to the Share Exchange Agreement, as amended, we issued to the stockholders of Ritar International Group Limited 11,694,663 shares of our common stock in exchange for all of the issued and outstanding capital stock of Ritar International Group Limited. On the same date, we also completed a private placement, pursuant to which we raised approximately $12.25 million in gross proceeds by issuing and selling 5,724,292 shares of our common stock to certain investors and granting to the same investors three-year warrants to purchase 1,317,746 shares of our common stock at $2.78 per share. Additional information regarding the business combination transaction with Ritar and the private placement transaction can be found under “Description of Business - Recent Developments” heading below and our current report on Form 8-K filed on February 22, 2007.

Our Business

During the fiscal year ended December 31, 2006, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

Recent Developments

On February 16, 2007 we completed a reverse acquisition transaction with Ritar International Group Limited whereby we issued to the stockholders of Ritar International Group Limited 11,694,663 shares of our common stock in exchange for all of the issued and outstanding capital stock of Ritar International Group Limited. Ritar International Group Limited thereby became our wholly owned subsidiary and the former stockholders of Ritar International Group Limited became our controlling stockholders.

Upon the closing of the reverse acquisition, Timothy P. Halter, our former sole director and executive officer, resigned from all offices of Concept Ventures Corporation that he held. Mr. Halter’s resignation as the director became effective on March 11, 2007. Our executive officers were replaced by Ritar’s executive officers.

On February 16, 2007, we also completed a private placement pursuant to which we issued and sold 5,724,292 shares of our common stock to certain investors. In addition, we granted to the same investors three-year warrants to purchase 1,317,746 shares of our common stock at $2.78 per share. As a result of this private placement we raised approximately $12.25 million in gross proceeds, which left us with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. In connection with this private placement, we paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249.27 and we issued to the placement agent a warrant for the purchase of 286,215 shares of our common stock in the aggregate.

Ritar International Group Limited was incorporated in the BVI in July 2006 and currently has two operating subsidiaries: Ritar Shenzhen and Ritar Shanghai. Ritar Shenzhen, wholly owned by Ritar International Group Limited, was incorporated in China in May 2002. Ritar Shanghai was incorporated in China in August 2003. Ritar Shanghai is now 95% owned by Ritar Shenzhen and 5% owned by Mr. Jiada Hu. In November 2006, Ritar formed a subsidiary in Guangdong Province in China called Ritar Power (Huizhou) Co., Ltd. or Ritar Huizhou. Ritar Huizhou is not yet operating. We intend to begin manufacturing our products in Huizhou in addition to Shenzhen and Shanghai and we expect that Ritar Huizhou will be our operating subsidiary for our future Huizhou manufacturing operations.

Please refer to our current report on Form 8-K filed on February 22, 2007 for detailed information with respect to the transactions described above, Ritar International Group Limited and its operating subsidiaries and our new management.

Regulation

We anticipated that the acquisition of assets and businesses of Ritar would subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation, both in China and in the United States.

Competition

During the fiscal year ended December 31, 2006, we encountered substantial competition in our efforts to locate a business opportunity. The primary competition for desirable investments came from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Most of these entities had significantly greater experience, resources, and managerial capabilities than we had and were in a better position than us to obtain access to attractive business opportunities.

We expect that, as a result of business combination with Ritar, we will compete with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors.

Employees

As of December 31, 2006, we had no employees and our business and affairs were handled by Mr. Timothy P. Halter, our former president, who provided services to us on an as needed basis. Our management concluded that there was no need to engage any full-time employees so long as we were only seeking and evaluating business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2006, we had no lease or office facilities but used the address of our president without charge for the time being. Our offices were relocated to their current location when we completed the reverse acquisition transaction with Ritar and commenced our active business operations of manufacturing and selling lead-acid batteries on February 16, 2007.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation by or against us has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CNVN.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 20600X109.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices are adjusted to reflect the 1-for-14.75 reverse split of our issued and outstanding shares of common stock that occurred on July 7, 2006.

	Closing Prices (1)
	High	Low

Year Ended December 31, 2006
1st Quarter	$4.72	$3.69
2nd Quarter	$6.49	$4.72
3rd Quarter	$6.20	$5.90
4th Quarter	$6.88	$5.50

Year Ended December 31, 2005
1st Quarter	$11.36	$8.11
2nd Quarter	$9.15	$7.82
3rd Quarter	$8.85	$5.16
4th Quarter	$5.16	$3.69

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, as adjusted for July 2006 reverse stock split.

Approximate Number of Holders of Our Common Stock

As of March 28, 2007, there were approximately 93 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

On June 9, 2006, our board of directors declared a special cash dividend in the amount of $1.475 (on a post-split basis) per share of common stock, payable on July 5, 2006 to shareholders of record as of June 22, 2006, the record date. An aggregate dividend of $442,500 was paid on July 5, 2006. Except for such dividend, we have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in 2591 Dallas Parkway Suite 102, Frisco, TX 75034. Their phone number is (469)-633-0101.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

As of December 31, 2006, we had no significant assets and had liabilities in the amount of approximately $16,017. We had cash in the amount of $5,000 in our special dividend account, which funds represent the amount of dividend checks that had not been cashed as of the end of the 2006 fiscal year. Our liabilities exceeded our assets and the Company did not have adequate resources to pay its limited operating expenses, including filing fees and routine legal and accounting fees. During a portion of the 2006 fiscal year, we relied on our principal shareholder to provide us with the additional debt or equity funding we required to fund our costs of operations.

Given our business combination with Ritar, our management has determined that it is in our best interest to continue the business activities and pursue the business plan of Ritar. Through our Chinese subsidiaries, we have been and will continue to be engaged in active business operations of designing, developing, manufacturing and selling environmentally friendly lead-acid batteries with a wide range of applications and capacities, especially in the light electric vehicle or LEV segment, in China. We now market, sell and service our 6 series and 197 models of “Ritar” branded, cadmium-free, valve-regulated lead-acid or VRLA, batteries in China and internationally.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2006, we did not enter into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements are being filed with this report and are located immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On February 16, 2007, concurrent with the reverse acquisition of Ritar, our board of directors approved the dismissal of Pritchett, Siler & Hardy, P.C. as our independent auditor, effective upon the completion of the audit of financial statements of the Company as of and for the fiscal year ended December 31, 2006 and the issuance of its report thereon. Upon the effective date of the dismissal, we will file a separate current report on Form 8-K to disclose the effectiveness of the dismissal in accordance with Item 304(a) of Regulation S-K. A copy of the letter from Pritchett, Siler & Hardy, P.C. addressing to the SEC will be also filed by us as Exhibit 16.1 to such current report on Form 8-K.

Concurrent with the decision to dismiss Pritchett, Siler & Hardy, P.C. as our independent auditor, our board of directors elected to continue the existing relationship of our new subsidiary Ritar International Group Limited with Child Van Wagoner & Bradshaw, PLLC and appointed Child Van Wagoner & Bradshaw, PLLC as our independent auditor.

During our two most recent fiscal years (ended December 31, 2006 and 2005) and from January 1, 2007 to the date of this annual report, we did not consult Child Van Wagoner & Bradshaw, PLLC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Child Van Wagoner & Bradshaw, PLLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A . CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jiada Hu and Zhenghua Cai, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Hu and Cai concluded that as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and director:

Name	Age	Position
Jiada Hu	42	Chief Executive Officer, President, Secretary, Treasurer and Director

Jianjun Zeng	39	Chief Operating Officer

Degang He	66	Chief Technology Officer

Zhenghua Cai	36	Chief Financial Officer

Jiada Hu. Mr. Hu has been our Chief Executive Officer, President, Secretary and Treasurer since February 16, 2007 and our director since March 11, 2007. Mr. Hu has been the Chairman and Chief Executive Officer of our subsidiary, Ritar Shenzhen, since June 2002. Before founding Ritar Shenzhen in June 2002, Mr. Hu was the Vice President of Sales at Shenzhen Senry Power Co., Ltd, a major lead-acid battery manufacturer in China from December 1998 to June 2002. Mr.Hu holds a B.S. degree from Jilin University and Master’s degree in Business Administration from TsingHua University.

Jianjun Zeng. Mr. Zeng became our Chief Operating Officer on February 16, 2007 and has been the Chief Operating Officer of our subsidiary, Ritar Shenzhen, since June 2002. Prior to joining Ritar Shenzhen, Mr. Zeng was the Vice President of one of the major lead-acid battery manufacturers, ZhongShan Enduring Battery Co., Ltd from April 2000 to April 2002. From October 1999 to March 2000, Mr. Zeng was the Vice President of Sales of Shenzhen Jinxingguang Power Co., Ltd., a VRLA manufacturer and prior to that, Mr. Zeng had been chief of the production department of HengYang City TianYuan Inc. a metallurgy company. Mr. Zeng holds a bachelor’s degree from Hunan University and Master’s degree in Business Administration from Zhongshan University.

Degang He. Mr. He became our Chief Technology Officer on February 16, 2007 and has been the Chief Technology Officer of our subsidiary, Ritar Shenzhen, since July 2003. Prior to joining Ritar Shenzhen, Mr. He was the Chief Technology Officer of Guangdong Panyu Storage Battery Co., Ltd., a manufacturer of VRLA and starting, lighting, and ignition motive and stationary lead-acid batteries from February 1993 to May 2003 and a large state-owned lead-acid battery enterprise in Hunan Province from July 1963 to February 1993. He holds a B.S. in Chemistry from Guangxi University that he received in 1963.

Zhenghua Cai. Mr. Cai became our Chief Financial Officer on February 16, 2007 and has been the manager of the Finance Department of our subsidiary, Ritar Shenzhen since November 2002. Prior to joining Ritar Shenzhen, Mr. Cai was chief of the Finance Department of DaDa Electronics (Shenzhen) Co., Ltd., a manufacturer of electronic products from September 1999 to October 2002. Mr. Cai holds a bachelor’s degree from SouthWestern University of Finance and Economics in Chongqing, China.

Director is elected until his successor is duly elected and qualified. Our current director holds no directorships in any other reporting companies.

Family Relationships

Except as described below, there are no family relationships among our director or officers.

Jianjun Zeng, our Chief Operating Officer is the brother-in-law of our Chief Executive Officer, Jiada Hu.

Involvement in Certain Legal Proceedings

Our executive officers and director are not subject to any legal proceedings in the past five years and that may adversely affect their ability and/or integrity to serve as our director and executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in the 2006 fiscal year.

Code of Ethics

During the fiscal year ended December 31, 2006, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees, had only one executive officer who was also the sole director, and we did not conduct any active business operations.

On February 16, 2007 when we closed the reverse acquisition of Ritar International Group Limited, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Please refer to our current report on Form 8-K filed on February 22, 2007 for more information.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2006, we did not have an audit committee or an audit committee financial expert serving on the audit committee because we were not engaged in any significant business activities and had no operations or revenues. Our entire board of directors currently is responsible for the functions that would otherwise be handled by the audit committee. We, however, intend to establish an audit committee of the board of directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

During the fiscal year ended December 31, 2006, we did not enter into any employment agreements or arrangements with any of our executive officers. None of our executive officers received any compensation or equity awards, including, options, restricted stock or other equity incentives from us during the 2006 fiscal year.

None of our directors received any compensation during the fiscal year ended December 31. 2006. No stock or stock options or other equity incentives were awarded to our directors during that period. We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Ritar Power Corp., Room 2201 Tower A, Cyber Times Building, Tian’an Cyber Park, Futian District, Shenzhen, China, 518040.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Jiada Hu(3)(4)(5)	CEO, President, Secretary, Treasurer and Director	Common Stock $0.001 par value	8,315,825	43.87%
Jianjun Zeng	Chief Operating Officer	Common Stock $0.001 par value	701,680	3.70%
Degang He	Chief Technology Officer	Common Stock $0.001 par value	0	*
Zhenghua Cai	Chief Financial Officer	Common Stock $0.001 par value	0	*
All officers and directors as a group (4 persons named above)		Common Stock $0.001 par value	9,017,505	47.57%
5% Securities Holder
Timothy P. Halter(6)(7) 12890 Hill Top Road, Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.80%
David Brigante (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.80%
George L. Diamond (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.80%
Marat Rosenberg (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.80%
Pope Investments LLC(8) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,467,290	12.74%
William P. Wells(9) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,523,364	13.02%
Jeffrey L. Feinberg(10) c/o JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014		Common Stock $0.001 par value	1,682,242	8.75%
Henying Peng(5)(11)		Common Stock $0.001 par value	8,315,825	43.87%
Total Shares Owned by Persons Named above
		Common Stock $0.001 par value	14,323,111	75.14%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 18,954,267 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2007. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

3In order to induce certain individuals to loan money to us in the aggregate amount of approximately $762,500, Mr. Jiada Hu, in July 2006 granted these lenders a right to purchase from Mr. Hu 161,408 shares of our common stock in aggregate. The right to purchase Mr. Hu’s shares of our common stock can be exercised within three years at the exercise price of $2.14 per share.

4Includes 701,680 shares of our common stock owned by Henying Peng, Mr. Hu’s wife.

5Includes 3,601,309 shares that have been placed in escrow that may be released to certain investors in the event we do not meet the performance thresholds for 2007 and 2008, pursuant to a make good escrow agreement, dated as of February 16, 2007.

6Includes 550,000 shares of our common stock owned by Halter Financial Investments, L.P., or HFI, of which Halter Financial Investments GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.

7Includes 550,000 shares of our common stock owned by Halter Financial Group, L.P., or HFG, of which Halter Financial Group GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFG.

8Includes 411,215 shares underlying the warrant to purchase shares of our common stock.

9Includes (i) 2,056,075 shares of our common stock and 411,215 shares underlying the warrant to purchase shares of our common stock owned and held by Pope Investments LLC and (ii) 46,729 shares of our common stock and 9,345 shares underlying the warrant to purchase shares of our common stock owned and held by Halter/Pope USX China Fund of which Pope Asset Management, LLC is the manager of which Mr. Wells is the President. Mr. Wells has sole voting and investment control over the securities held by both Pope Investments LLC and Halter/Pope USX China Fund.

10Includes (i) 616,700 shares of our common stock and 123,340 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Partners I, L.P., (ii) 43,700 shares of our common stock and 8,740 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Partners II, L.P., and (iii) 741,469 shares of our common stock and 148,293 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, LLC.

11Includes 7,614,145 shares of our common stock owned by Mr. Hu, Henying Peng’s husband.

Changes in Control

Other than the transactions described below, there have been no arrangements since the beginning of the 2006 fiscal year which would have resulted in a change in control of the Company:

As discussed above under “Description of Business - History,” pursuant to the stock purchase agreement we entered into with Halter Financial on May 18, 2006, we issued 1,100,000 shares of our common stock to Halter Financial in exchange for $275,000 on June 30, 2006. The shares purchased by Halter Financial represented approximately 78.6% of the issued and outstanding shares of our voting securities following closing and the transaction resulted in a change in control of the Company.

As a result of the closing of the reverse acquisition with Ritar International Group Limited and the private placement transaction as described above under “Description of Business - Recent Developments” heading, the former stockholders of Ritar International Group Limited owned 54.4% of the total outstanding shares of our capital stock and 54.4% total voting power of all our outstanding voting securities. These transactions resulted in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Except for the transactions described below, no director, executive officer, nominee for elections as a director of the Company, or an owner of five percent of more of the Company’s outstanding shares, or any member of their immediate family, has any interest, direct or indirect, in any transaction or in any proposed transaction, which has materially affected or will materially affect us during the fiscal year ended December 31, 2006.

On December 19, 2006 a principal stockholder loaned $2,000 to the Company. The loan was short term and non-interest bearing. Proceeds from the loan were used to pay general and administrative expenses.

During September 2006, a principal stockholder paid general and administrative expenses on behalf of the Company in the amount of $1,425. The payments have been treated as a contribution to capital by the stockholder.

From January 1, 2006 through June 30, 2006, we utilized office space at the office of T. Kent Rainey, our former chief executive officer and president. This space was subleased to us on a month-to-month basis. We paid a total of $562 for such office space and office expenses during the fiscal year ended December 31, 2006.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated September 6, 2006, among the registrant, Ritar International Group Limited and its stockholders. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 11, 2006, in commission file number 0-25901].

2.2
Amendment No. 1 to the Share Exchange Agreement, dated February 16, 2007, among the registrant, Ritar International Group Limited and its stockholders. [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006. [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Bylaws of the registrant adopted on June 15, 2006. [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

4.1
Form of Registration Rights Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.2
Form of Lock-up Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.3	Form of Common Stock Purchase Warrant. [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.4
Common Stock Purchase Warrant, dated February 16, 2007. [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.5
Registration Rights Agreement, dated February 16, 2007, by and among the registrant, Cheng Qingbo, Zhang Zhihao, Yang Yi, Li Tie and Gong Maoquan. [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.1
Stock Purchase Agreement, dated May 18, 2006, between Concept Capital Corporation and Halter Financial Investments, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 19, 2006, in commission file number 0-25901]

10.2
Form of Securities Purchase Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.3
Make Good Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC, Mr. Jiada Hu and Securities Transfer Corporation. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.4
Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.5	Form of Sales Contract with Buyer [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.6
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jiada Hu. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.7
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jianjun Zeng. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.8
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Degang He. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.9
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Zhenghua Cai. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.10
Credit Facility Letter Agreement, dated March 6, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.11
Supplemental Credit Facility Agreement, dated November 22, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.12
Financial Advisory Agreement, dated September 5, 2006, by and between HFG International, Limited and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.13
Consulting Agreement, dated October 19, 2006, by and between Heritage Management Consultants, Inc. and Ritar International Group Limited. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.14
Consulting Agreement, dated January 19, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 22, 2007].

10.15
Consulting Agreement, dated January 19, 2007, by and between the registrant and Zhang Qiang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 22, 2007].

10.16
First Amended and Restated Consulting Agreement, dated February 8, 2007, by and between the registrant and Zhang Qiang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 9, 2007].

10.17
Lease Agreement for Factory Building and Dormitory, dated March 18, 2002, by and between Fuyong Town Qiaotou Economic Development Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.16 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.18
Factory Buildings Lease Agreement, dated March 28, 2006, by and between Shenzhen Qiaotou Equity Cooperation Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.19
Real Property Lease Agreement, dated July 1, 2003, by and between Shanghai Fengxian Livestock and Fishery Co., Ltd. and Shanghai Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.20
Lease Agreement, dated October 1, 2006, by and between Huizhou Huiyang Sanlian Iron Products Factory and Ritar International Group Limited. [Incorporated by reference to Exhibit 10.19 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.21
Lease Agreement, dated May 1, 2005, by and between Jiada Hu and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.22
Supplemental Lease Agreement, dated June 29, 2006, by and between Jiada Hu and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.23
Guarantee Agreement, dated March 7, 2006, by and among Jiada Hu, Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Ltd. Shenzhen Branch. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

14
Business Ethics Policy and Code of Conduct, dated February 16, 2007. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

21	Subsidiary of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

Pritchett, Siler & Hardy, P.C. served as our independent accountants for the fiscal years ended December 31, 2005 and 2006. On February 16, 2007, concurrent with the reverse acquisition of Ritar, our board of directors approved the dismissal of Pritchett, Siler & Hardy, P.C. as our independent auditor, effective upon the completion of the audit of financial statements of the Company as of and for the fiscal year ended December 31, 2006 and the issuance of its report thereon.

During the fiscal years ended December 31, 2005 and December 31, 2006, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended December 31,
	2005	2006
Audit Fees	$4,120	$6,439
Audit-Related Fees	0	0
Tax Fees	240	250
All Other Fees	0	0
Total	4,360	6,689

“Audit Fees” consisted of fees billed for services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

Pre-Approval Policies and Procedures

During the fiscal year ended December 31, 2006, our board of directors adopted a policy requiring the pre-approval of any non-audit engagement of Pritchett, Siler & Hardy, P.C. and pre-approved the engagement of such firm to assist us with federal and state tax returns involving fees not greater than $500 per year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RITAR POWER CORP.

By:	/s/ Jiada Hu
Name: Jiada Hu
Title: Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/Jiada Hu Jiada Hu	Chief Executive Officer, President, Secretary, Treasurer and Director	March 30, 2007

/s/Zhenghua Cai Zhenghua Cai	Chief Financial Officer	March 30, 2007

/s/Jianjun Zeng Jianjun Zeng	Chief Operating Officer	March 30, 2007

/s/Degang He Degang He	Chief Technology Officer	March 30, 2007

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2006

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

CONTENTS

PAGE
—	Report of Independent Registered Public Accounting Firm	F-3

—	Balance Sheet, December 31, 2006	F-4

—	Statements of Operations, for the years ended December 31, 2006 and 2005 and from inception on May 21, 1985 through December 31, 2006	F-5

—	Statement of Stockholder’s Equity (Deficit), from inception on May 21, 1985 through December 31, 2006	F6 - 9

—	Statements of Cash Flows, for the years ended December 31, 2006 and 2005 and from inception on May 21, 1985 through December 31, 2006	F10 - 11

—	Notes to Financial Statements	F12 - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Concept Ventures Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Concept Ventures Corporation [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 21, 1985 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concept Ventures Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 21, 1985 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Concept Ventures Corporation will continue as a going concern. As discussed in Note 9 to the financial statements, Concept Ventures Corporation has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.
March 13, 2007
Salt Lake City, Utah

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31, 2006
CURRENT ASSETS:
Cash	$374
Restricted cash - dividends	5,000
Total Current Assets	$5,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$9,017
Dividends payable (Note - 3)	5,000
Loan payable - related party (Note - 5)	2,000

Total Current Liabilities	16,017

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding
Common stock, $.001 par value,
100,000,000 shares authorized,
1,400,017 shares issued and
outstanding	1,400
Capital in excess of par value	87,780
Earnings (deficit) accumulated
during the development stage	(99,823)

Total Stockholders' Equity (Deficit)	(10,643)

$5,374

The accompanying notes are an integral part of this financial statement.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
	For the		on May 21,
	Year Ended		1985 Through
	December 31,		December 31,
	2006	2005	2006
REVENUE	$-	$-	$-
OPERATING EXPENSES:
General and administrative	46,007	10,883	217,808
Loss on unsuccessful acquisition (Note - 7)	-	7,745	9,481
Amortization	-	-	500
Total Expenses	46,007	18,628	227,789

LOSS BEFORE OTHER INCOME (EXPENSE)	(46,007)	(18,628)	(227,789)

OTHER INCOME (EXPENSE):
Interest, dividends and capital gain
distributions	2,921	4,233	175,579
Gain (Loss) on sale or abandonment
of available-for-sale securities	-	-	(42,429)
Total Other Income (Expense)	2,921	4,233	133,150
INCOME LOSS BEFORE INCOME TAXES	(43,086)	(14,395)	(94,639)

CURRENT TAX EXPENSE	-	-	5,184

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(43,086)	$(14,395)	$(99,823)

LOSS PER COMMON SHARE	$(.05)	$(.05)

The accompanying notes are an integral part of these financial statements.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON MAY 21, 1985
THROUGH DECEMBER 31, 2006

Earnings
(Deficit)
Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage
BALANCE, May 21, 1985	-	$-	$-	$-

Issuance of 20,339 shares of common stock
for cash at $.59 per share, May 1985	20,339	20	11,980	-

Net income (loss) for the period ended
December 31, 1985	-	-	-	341
BALANCE, December 31, 1985	20,339	20	11,980	341

Issuance of 98,305 shares of common stock
for cash at $1.48 per share, July 1986, net of
stock offering costs of $13,245	98,305	99	131,656	-

Net income (loss) for the year ended
December 31, 1986	-	-	-	3,243
BALANCE, December 31, 1986	118,644	119	143,636	3,584

Net income (loss) for the year ended
December 31, 1987	-	-	-	(3,555)
BALANCE, December 31, 1987	118,644	119	143,636	29

Net income (loss) for the year ended
December 31, 1988	-	-	-	5,965
BALANCE, December 31, 1988	118,644	119	143,636	5,994

Net income (loss) for the year ended
December 31, 1989	-	-	-	8,787
BALANCE, December 31, 1989	118,644	119	143,636	14,781

Net income (loss) for the year ended
December 31, 1990	-	-	-	(23,653)
BALANCE, December 31, 1990	118,644	119	143,636	(8,872)

[Continued]

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON MAY 21, 1985
THROUGH DECEMBER 31, 2006
[Continued]

				Earnings
				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage
Net income (loss) for the year ended
December 31, 1991	-	-	-	4,298
BALANCE, December 31, 1991	118,644	119	143,636	(4,574)

Net income (loss) for the year ended
December 31, 1992	-	-	-	(11,362)
BALANCE, December 31, 1992	118,644	119	143,636	(15,936)

Net income (loss) for the year ended
December 31, 1993	-	-	-	(1,172)
BALANCE, December 31, 1993	118,644	119	143,636	(17,108)

Net income (loss) for the year ended
December 31, 1994	-	-	-	(13,921)
BALANCE, December 31, 1994	118,644	119	143,636	(31,029)

Net income (loss) for the year ended
December 31, 1995	-	-	-	7,218
BALANCE, December 31, 1995	118,644	119	143,636	(23,811)

Net income (loss) for the year ended
December 31, 1996	-	-	-	7,589
BALANCE, December 31, 1996	118,644	119	143,636	(16,222)

Net income (loss) for the year ended
December 31, 1997	-	-	-	7,366
BALANCE, December 31, 1997	118,644	119	143,636	(8,856)

[Continued]

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON MAY 21, 1985
THROUGH DECEMBER 31, 2006
[Continued]

				Earnings
				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage
Net income (loss) for the year ended
December 31, 1998	-	-	-	15,230
BALANCE, December 31, 1998	118,644	119	143,636	6,374

Issuance of 177,966 shares of common stock
for cash at $.59 per share, March 1999, net of
stock offering costs of $1,000	177,966	178	103,822	-

Net income (loss) for the year ended
December 31, 1999	-	-	-	243
BALANCE, December 31, 1999	296,610	297	247,458	6,617

Issuance of 3,390 shares of common stock for
legal services rendered at $2.21 per share,
May 2000	3,390	3	7,497	-

Net income (loss) for the year ended
December 31, 2000	-	-	-	(5,718)
BALANCE, December 31, 2000	300,000	300	254,955	899

Net income (loss) for the year ended
December 31, 2001	-	-	-	(1,299)
BALANCE, December 31, 2001	300,000	300	254,955	(400)

Net income (loss) for the year ended
December 31, 2002	-	-	-	(5,615)
BALANCE, December 31, 2002	300,000	300	254,955	(6,015)

Net income (loss) for the year ended
December 31, 2003	-	-	-	(5,940)
BALANCE, December 31, 2003	300,000	300	254,955	(11,955)

[Continued]

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON MAY 21, 1985
THROUGH DECEMBER 31, 2006
[Continued]

				Earnings
				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

Net income (loss) for the year ended
December 31, 2004	-	-	-	(30,387)
BALANCE, December 31, 2004	300,000	300	254,955	(42,342)

Net income (loss) for the year ended
December 31, 2005	-	-	-	(14,395)
BALANCE, December 31, 2005	300,000	$300	$254,955	$(56,737)

Issuance of 1,100,000 shares of common
stock for $275,000 cash at $.25 per share,
June 2006	1,100,000	1,100	273,900	-

Rounding shares issued due to a 1 for 14.75
reverse stock split, July 2006.	17	-	-	-

Paid cash dividend of $442,500,
July 2006	-	-	(442,500)	-

Received contributed capital from a
principal stockholder of $1,425,
September 2006	-	-	1,425	-

Net income (loss) for the year ended
December 31, 2006	-	-	-	(43,086)
BALANCE, December 31, 2006	1,400,017	$1,400	$87,780	$(99,823)

The accompanying notes are an integral part of this financial statement.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
	For the		on May 21,
	Year Ended		1985 Through
	December 31,		December 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(43,086)	$(14,395)	$(99,823)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization expense	-	-	500

Net realized (gain) loss on disposition of securities	-	-	42,429
Non-cash expense	-	-	7,500
Changes in assets and liabilities:
(Increase) decrease in tax receivable	-	-	-
Increase (decrease) in accounts payable	8,923	(1,654)	9,017
Net Cash Provided (Used) by
Operating Activities	(34,163)	(16,049)	(40,377)
Cash Flows From Investing Activities:
Payment of organization costs	-	-	(500)
Proceeds from sale of securities	-	-	259,032
Purchase of securities	-	-	(301,461)
Net Cash (Used) by Investing Activities	-	-	(42,929)
Cash Flows From Financing Activities:
Proceeds from common stock issuance	275,000	-	537,000
Payments for stock offering costs	-	-	(14,245)
Contribution to capital	1,425	-	1,425
Payment of cash dividend	(437,500)	-	(437,500)
Proceeds from related party loan	2,000	-	2,000
Net Cash Provided by Financing
Activities	(159,075)	-	88,680
Net Increase (Decrease) in Cash	(193,238)	(16,049)	5,374

Cash at Beginning of Year	198,612	214,661	-
Cash at End of Year	$5,374	$198,612	$5,374

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$6,359

[Continued]

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from inception on May 21, 1985 through December 31, 2006:

In June 2006, the Company’s Board of Directors declared a special cash dividend of $442,500 which was paid July 7, 2006. At December 31, 2006, dividend checks in the amount of $5,000 had not been cashed.

In May 2000, the Company issued 3,390 shares of common stock for legal services rendered valued at $7,500.

The accompanying notes are an integral part of these financial statements.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Concept Ventures Corporation (“the Company”) was organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. In June 2006 the Company issued common stock which resulted in a change of control. In July 2006 the Company also changed its domicile to the State of Nevada and changed its name to Concept Ventures Corporation.

The Company is seeking potential business opportunities for acquisition or participation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company paid a special cash dividend on July 5, 2006, but does not anticipate paying additional dividends. Any dividends paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - As of December 31, 2006, the Company had no cash balances in excess of federally insured amounts.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 6711, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of December 31, 2006.

NOTE 3 - COMMON STOCK

During July 2006, the Company paid a special cash dividend of $1.475 per share. The total dividend distribution paid was $442,500. The dividend was accounted for as a liquidation distribution that has been recorded as a reduction of capital in excess of par value. At December 31, 2006, dividend checks in the aggregate amount of $5,000 had not been cashed.

During July 2006, the Company effected a 1 for 14.75 reverse stock split in its issued and outstanding shares of common stock. The financial statements have been restated, for all periods presented, to reflect the stock split.

During June 2006, in connection with a stock purchase agreement, the Company issued 1,100,000 shares of common stock for $275,000 cash (or $0.25 per share). This issuance of common stock resulted in a change of control of the Company.

During May 2000, the Company issued 3,390 shares of common stock for legal services rendered valued at $7,500 (or $2.21 per share).

During March 1999, the Company issued 177,966 shares of common stock for cash proceeds of $105,000 (or $0.59 per share) to an individual and six other investors. Stock offering costs of $1,000 were netted against additional paid in capital. The issuance of common stock resulted in a change of control of the Company.

During July 1986, the Company completed a public offering of 98,305 shares of common stock for gross proceeds of $145,000 (or $1.48 per share). Offering costs of $13,245 were offset against the proceeds of the offering.

During May 1985, in connection with its organization, the Company issued 20,339 shares of common stock to its original officers and directors and their associates for total proceeds of $12,000 (or $0.59 per share).

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available operating loss carryforwards of approximately $102,000, which may be applied against future taxable income and which expire in various years through 2026. However, due to a change in control, the amount of the net operating loss available annually will be limited.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,300 and $8,800 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount. For the year ended December 31, 2006, the change in the valuation allowance was approximately $6,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

Loan Payable - Related Party - On December 19, 2006 a principal stockholder loaned $2,000 to the Company. The loan is short term and non-interest bearing. Proceeds from the loan were used to pay general and administrative expenses.

Payment of Expenses - During September 2006, a principal stockholder paid general and administrative expenses on behalf of the Company in the amount of $1,425. The payments have been treated as a contribution to capital by the stockholder.

Management Compensation - The Company did not pay compensation to its officers and directors during the years ended December 31, 2006 and 2005.

Rent - Since July 2006, the Company has shared office space with entities related to an officer and shareholder of the Company. Such space is provided to the Company without charge.

Prior to July 2006, the Company shared office space with entities related to an officer/shareholder of the Company and paid a portion of the monthly rent for its share of the office space. The Company paid $562 and $1,831 for the years ended December 31, 2006 and 2005, respectively, for its share of the office space.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2006	2005

Loss from continuing operations
applicable to common stockholders
(numerator)	$(43,086)	$(14,395)

Weighted average number of common
shares outstanding used in loss per
share during the period (denominator)	941,918	300,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - UNSUCCESSFUL ACQUISITION

In November 2004, the Company entered into a preliminary, non-binding Letter of Intent regarding the proposed acquisition of a company. No definitive agreement was signed and the Letter of Intent was terminated as of April 14, 2005. Expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.

NOTE 8 - SUBSEQUENT EVENTS

During January and February 2007, the Company entered into a consulting agreement with two parties for the purpose of obtaining assistance in completing the acquisition described below. In consideration for those services, the Company issued a total of 135,295 shares of restricted common stock to the two parties.

On February 16, 2007 the Company completed a reverse acquisition transaction with Ritar International Group Limited or Ritar whereby the Company issued to the stockholders of Ritar International Group Limited 11,694,663 shares of common stock in exchange for all of the issued and outstanding capital stock of Ritar International Group Limited. Ritar International Group Limited thereby became the Company’s wholly owned subsidiary and the former stockholders of Ritar International Group Limited became the Company’s controlling stockholders.

Upon the closing of the reverse acquisition, Timothy P. Halter, the Company’s sole director, submitted his resignation letter pursuant to which he resigned as a director and from all offices of Concept Ventures Corporation that he held. The Company’s executive officers were replaced by the Ritar International Group’s executive officers.

CHINA RITAR POWER CORP.
(Formally known as Concept Ventures Corporation)
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS [Continued]

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Ritar as the acquiror and Concept Ventures Corporation as the acquired party.

On February 16, 2007, the Company also completed a private placement pursuant to which it issued and sold 5,724,292 shares of common stock to certain investors. In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of common stock at $2.78 per share. As a result of this private placement the Company raised approximately $12.25 million in gross proceeds, which left $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. In connection with this private placement, the Company paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249.27 and issued to the placement agent a warrant for the purchase of 286,215 shares of common stock in the aggregate.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Exhibit No.	Description
2.1
Share Exchange Agreement, dated September 6, 2006, among the registrant, Ritar International Group Limited and its stockholders. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 11, 2006, in commission file number 0-25901].

2.2
Amendment No. 1 to the Share Exchange Agreement, dated February 16, 2007, among the registrant, Ritar International Group Limited and its stockholders. [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006. [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Bylaws of the registrant adopted on June 15, 2006. [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

4.1
Form of Registration Rights Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.2
Form of Lock-up Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.3	Form of Common Stock Purchase Warrant. [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.4
Common Stock Purchase Warrant, dated February 16, 2007. [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

4.5
Registration Rights Agreement, dated February 16, 2007, by and among the registrant, Cheng Qingbo, Zhang Zhihao, Yang Yi, Li Tie and Gong Maoquan. [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.1
Stock Purchase Agreement, dated May 18, 2006, between Concept Capital Corporation and Halter Financial Investments, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 19, 2006, in commission file number 0-25901]

10.2
Form of Securities Purchase Agreement, dated February 16, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.3
Make Good Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC, Mr. Jiada Hu and Securities Transfer Corporation. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.4
Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.5	Form of Sales Contract with Buyer [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.6
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jiada Hu. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.7
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jianjun Zeng. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.8
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Degang He. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.9
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Zhenghua Cai. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.10
Credit Facility Letter Agreement, dated March 6, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.11
Supplemental Credit Facility Agreement, dated November 22, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.12
Financial Advisory Agreement, dated September 5, 2006, by and between HFG International, Limited and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.13
Consulting Agreement, dated October 19, 2006, by and between Heritage Management Consultants, Inc. and Ritar International Group Limited. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.14
Consulting Agreement, dated January 19, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 22, 2007].

10.15
Consulting Agreement, dated January 19, 2007, by and between the registrant and Zhang Qiang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 22, 2007].

10.16
First Amended and Restated Consulting Agreement, dated February 8, 2007, by and between the registrant and Zhang Qiang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 9, 2007].

10.17
Lease Agreement for Factory Building and Dormitory, dated March 18, 2002, by and between Fuyong Town Qiaotou Economic Development Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.16 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.18
Factory Buildings Lease Agreement, dated March 28, 2006, by and between Shenzhen Qiaotou Equity Cooperation Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.19
Real Property Lease Agreement, dated July 1, 2003, by and between Shanghai Fengxian Livestock and Fishery Co., Ltd. and Shanghai Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.20
Lease Agreement, dated October 1, 2006, by and between Huizhou Huiyang Sanlian Iron Products Factory and Ritar International Group Limited. [Incorporated by reference to Exhibit 10.19 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.21
Lease Agreement, dated May 1, 2005, by and between Jiada Hu and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.22
Supplemental Lease Agreement, dated June 29, 2006, by and between Jiada Hu and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

10.23
Guarantee Agreement, dated March 7, 2006, by and among Jiada Hu, Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Ltd. Shenzhen Branch. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

14
Business Ethics Policy and Code of Conduct, dated February 16, 2007. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

21	Subsidiary of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.