Form 10-Q
period 2007-03-31
China Ritar Power Corp.
filed 2007-05-21
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-25901

CHINA RITAR POWER CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0422564
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

Room 405, Tower C, Huahan Building,
16 Langshan Road, North High-Tech Industrial Park,
Nanshan District,
Shenzhen, China, 518057
(Address of principal executive offices, Zip Code)
(86) 755-83475380
(Registrant’s telephone number, including area code)

CONCEPT VENTURES CORPORATION
Room 2201 Tower A, Cyber Times Building, Tian’an Cyber Park, Futian District,
Shenzhen, China 518040
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,954,267

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	F-1
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2007 and 2006 .	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	F-3
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2007.	F4 - F21

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$9,542,742	$955,217
Accounts receivables, net of allowances of $338,318 and $356,414 (Note 6)	6,902,364	7,326,931
Inventories (Note 7)	7,576,018	5,968,138
Deferred offering costs	-	315,448
Other current assets (Note 13)	831,670	544,849
Restricted cash (Note 14)	5,000	1,125,000

Total current assets	24,857,794	16,235,583

Property, Plant and Equipment:
Property, plant and equipment, net (Note 10)	1,429,190	1,416,277
Intangible assets, net	12,512	20,541
Due from related parties (Note 8)	211,908	668,023

Total assets	$26,511,404	$18,340,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,476,880	$8,119,801
Income and other tax payable (Note 15)	1,694,382	1,623,097
Accrued salaries	157,691	210,403
Due to related parties	381,354	2,000
Other current liabilities (Note 16)	1,112,678	636,297
Current portion of long term debt (Note 12)	302,448	387,481
Short term bank loan (Note 11)	64,592	1,896,203

Total current liabilities	10,190,025	12,875,282

Long-term liabilities:
Long-term loans (Note 12)	121,110	159,897

Total liabilities	10,311,135	13,035,179

Minority interest in consolidated subsidiaries (Note 17)	51,433	51,164

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 18,954,267 and 11,694,663 equivalent shares issued and outstanding	18,954	11,695
Additional paid-in capital	11,448,102	1,042,612
Retained earnings	4,575,336	4,148,414
Accumulated other comprehensive income	106,444	51,360

Total stockholders’ equity	16,148,836	5,254,081

Total liabilities and stockholders’ equity	$26,511,404	$18,340,424

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$8,828,191	$6,643,943

Cost of sales	7,206,064	5,263,682

Gross profit	1,622,127	1,380,261
Operating expenses
Salaries	269,248	92,633
Sales commission	126,209	117,151
Other selling, general and administrative expenses	567,372	473,920

	962,829	683,704

Operating profit	659,298	696,557

Other income and (expenses)
Interest income	5,230	103
Interest expense	(84,316)	(28,178)
Exchange loss	(101,754)	(25,151)
Other expenses	(1,093)	-

Other (expenses)	(181,933)	(53,226)

Income before income taxes and minority interests	477,365	643,331

Income taxes	(50,677)	(69,375)

Income before minority interests	426,688	573,956

Minority interests share loss (profit)	234	(5,749)

Net income	426,922	568,207

Other comprehensive income (loss)
Foreign currency translation adjustment	55,084	(18,815)

Comprehensive income	482,006	549,392

Earnings per share:
- Basic	0.03	0.05
-Diluted	0.03	0.05

Weighted average number of shares outstanding:
- Basic	15,243,803	11,694,663
-Diluted	16,027,961	11,694,663

See accompanying notes to condensed condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Income from operations	$426,922	$568,207
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	130,140	79,467
(Recovery of) provision for doubtful debts-Accounts receivable	(21,538)	-
(Recovery of) provision for doubtful debts- Other receivables	(1,168)	16,507
Minority interests	269	8,843
Changes in non-cash operating working capital items:
Accounts receivables	446,105	(793,765)
Inventories	(1,607,880)	(1,249,450)
Other current assets	(285,653)	(318,648)
Accounts payable	(1,642,921)	728,459
Tax payable	71,285	249,392
Accrued salaries	(52,712)	(191,241)
Other current liabilities	476,381	274,125
Restricted cash	1,120,000	-
Net Cash Used In Operating Activities	(940,770)	(628,104)

Investing Activities
Loan to related parties	835,469	370,592
Sales proceeds of fixed assets	8,029	-
Disposal of Fixed Assets	1,053	-
Purchase of equipment	(144,105)	(67,328)
Net Cash Provided By Investing Activities	700,446	303,264

Financing Activities
Proceeds from issuance of share capital	10,728,197	-
Proceeds from other loan borrowings	-	317,158
Proceeds from bank borrowings	-	446,918
Repayment of other loan borrowings	(85,034)	(111,242)
Repayment of bank borrowings	(1,870,398)	(145,826)
Net Cash Provided By Financing Activities	8,772,765	507,008

Effect of exchange rate changes in cash	55,084	(18,812)

Net Increase In Cash and Cash Equivalents	8,587,525	163,356

Cash and Cash Equivalents, Beginning Of Period	955,217	496,714

Cash and Cash Equivalents, End Of Period	$9,542,742	$660,070

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$186,070	$53,329
Income taxes paid	$50,677	$69,375

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

1.	Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

2.	Organization and Basis of Preparation of Financial Statements

China Ritar Power Corp.

China Ritar Power Corp. (formerly known as Concept Ventures Corporation) (“China Ritar” or “the Company”) was originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation was merged with and into Concept Ventures Corporation, a Nevada corporation. From its inception in 1985 until February 16, 2007 when the Company completed a reverse acquisition transaction with Ritar International Group Limited (“Ritar International”), a British Virgin Islands corporation, whose subsidiary companies originally commenced business in May 2002, the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company amended its articles of incorporation on March 26, 2007 and changed its name into China Ritar Power Corp.

On February 16, 2007, the Company completed a reverse acquisition transaction with Ritar International, whereby the Company issued to the shareholders of Ritar International 11,694,663 shares of the Company’s stock in exchange for 1,000 shares of common stock of Ritar International, which is all of the issued and outstanding capital stock of Ritar International. Accordingly, all references to common shares of Ritar International’s common stock have been restated to reflect the equivalent numbers of China Ritar Power Corp. equivalent shares. Ritar International thereby became the Company’s wholly owned subsidiary and the former shareholders of Ritar International became the Company’s controlling stockholders.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition with Ritar International as the accounting acquiror and China Ritar Power Corp. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Ritar International were not significant.

On February 16, 2007, the Company also completed a private placement pursuant to which the Company issued and sold 5,724,292 shares of its common stock to certain investors. In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of the Company’s common stock at $2.78 per share. As a result of this private placement the Company raised approximately $12.25 million in gross proceeds, which left the Company with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. In connection with this private placement, the Company paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249 and the Company issued to the placement agent a warrant for the purchase of 286,215 shares of the Company’s common stock in the aggregate.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

On June 30, 2006, the Company completed the sale of an aggregate of 1,100,000 shares of its common stock to Halter Financial Investments, L.P. for a cash purchase price of $275,000 pursuant to a stock purchase agreement entered into between us and Halter Financial, dated as of May 18, 2006. On February 14, 2007, the Company issued 50,000 and 85,295 shares of its common stock to Heritage Management Consultants, Inc. and Zhang Qiang, respectively, in consideration for the consulting services provided by them in conjunction with the private placement.

In connection with the private placement completed on February 16, 2007, Mr. Jiada Hu, the CEO and President of the Company, on the same day, transferred 864,486 shares of the Company’s common stock owned by him to the same investors in exchange for $1,850,000. The Company did not directly receive the proceeds from the sale of these shares of common stock by Mr. Hu. However, Mr. Hu used these proceeds to repay in full an outstanding loan that the Company made to Mr. Hu in September 2006.

Ritar International Group Limited

Ritar International was incorporated in the BVI in July 2006 and currently has two operating subsidiaries: Shenzhen Ritar Power Co., Limited (“Shenzhen Ritar”) and Shanghai Ritar Power Co., Limited (“Shanghai Ritar”). Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu. In November 2006, Ritar formed a subsidiary in Guangdong Province in China called Ritar Power (Huizhou) Co., Ltd. (“Huizhou Ritar”). Huizhou Ritar is not yet operating. The Company intends to begin manufacturing its products in Huizhou in addition to Shenzhen and Shanghai and the Company expects that Huizhou Ritar will be its operating subsidiary for its future Huizhou manufacturing operations.

Shenzhen Ritar Power Co., Limited

Shenzhen Ritar was incorporated in the PRC in May 2002 in accordance with the Laws of the PRC. Shenzhen Ritar became a wholly owned foreign enterprise in July 2006. Shenzhen Ritar currently engages in the manufacture, commercialization and distribution of a wide variety of environmentally friendly lead-acid batteries for use in light electric vehicles or LEV and UPS segments throughout the PRC and other countries in Asia and Europe.

In May 2002, Mr. Jianjun Zeng and Ms. Ju Liu invested $181,017.50 (equivalent to RMB1,500,000) to form Shenzhen Ritar. On July 10, 2002, Shenzhen Ritar increased its capital to $362,035 (equivalent to RMB3,000,000). On August 25, 2004, Mr. Jianjun Zeng and Ms Jiu Liu transferred their shares to Jiada Hu and other individuals.

On September 10, 2004, Shenzhen Ritar declared a dividend of $603,391 (equivalent to RMB5,000,000) and converted it to capital at the same amount. The capital was increased to $965,426 (equivalent to RMB8,000,000).

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Gong Zhenjie and Mr. He Wanxiu transferred their shares to Mr. Jiada Hu. After the transfer, Mr. Jiada Hu became the majority shareholder, owning 81% of the shareholdings.

On May 25,2006, Mr. Jiada Hu transferred some shares to other individuals, and there were other transfers among other individuals. After the transfers, Mr. Jiada Hu owns 78% of the shareholdings.

On July 22, 2006, all shareholders of Shenzhen Ritar signed the share transfer agreements with Ritar International Group Limited, all shareholders of Shenzhen Ritar transferred all shares to Ritar International Group Limited. Consequently, Ritar International Group Limited owns 100% of Shenzhen Ritar and its 95% owned subsidiary, Shanghai Ritar Power Co., Limited as of November 21, 2006.

Ritar International paid all purchase prices of $5,052,546 (RMB40,000,000) for the share transfer from Jiada Hu, Jianjun Zeng, Peng Hengying, Liu Bin, Xu Jianhan and Zhu Hongwei by November 21, 2006 in accordance with the agreements and within the period required by PRC Laws.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Shanghai Ritar Power Co., Limited

Shanghai Ritar was formed on August 8, 2003. Shenzhen Ritar initially invested $271,526 (equivalent to RMB2,250,000) in Shanghai Ritar and owned 75% interest in Shanghai Ritar.

On July 5, 2006, Shenzhen Ritar acquired further 20% interests in Shanghai Ritar for a consideration of $74,958 (equivalent to RMB600,000). On the same date, Shenzhen Ritar was registered as a shareholder with 95% interest in Shanghai Ritar.

Shenzhen Ribitar Power Co., Limited

Shenzhen Ribitar Power Co., Limited (“Shenzhen Ribitar”) was formed in July 2004, and Shenzhen Ritar initially invested $36,203 (equivalent to RMB300,000) in Shenzhen Ribitar and owned 60% interest in Shenzhen Ribitar.

On July 22, 2006, Shenzhen Ritar transferred its 60% interest in Shenzhen Ribitar to Mr. Jiada Hu at a purchase price of $37,527 (equivalent to RMB300,000).

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company located in Huizhou City in October 2006. The planned investment amount is US$30 million, and registered capital is US$12 million. According to the capital verification report, Ritar International paid US$8.6 million to Huizhou Ritar as paid in capital up to March 31, 2007. The new company has received its business licence from Local Government.

3. Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries consist of research and development, manufacturing and trading of rechargeable batteries. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Principles of consolidation-The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the consolidated financial statements at March 31, 2007.

Cash and cash equivalents-Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Restricted Cash- Deposits in banks pledged as securities for bank loan (Note 10) that are restricted in use are classified as restricted cash under current assets.

Inventories-Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Trade accounts receivable-Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial. Outstanding account balances are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Valuation of long-lived assets-The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Revenue recognition- The Subsidiaries recognize revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.  Provision for sales returns is recorded as a reduction of revenue in the same period that revenue is recognized.  The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from its customers.

Research and development expenses- Research and development (R&D) costs associated with the creation of new model batteries, prior to reaching technological feasibility are expensed as incurred. Once technological feasibility has been achieved, R&D costs are capitalized and depreciated over their useful lives. Generally, all expenditures for research activities relating to new batteries development and improvement are charged to expense as incurred. Such expenditures amounted to $57,966 and $51,767for the three months ended March 31, 2007 and 2006 respectively

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $1,094 and $988 for the three months ended March 31, 2007 and 2006 respectively.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

3. Summary of Significant Accounting Policies - Continued

Comprehensive income-Accumulated other comprehensive income represents foreign currency translation adjustments.

Income taxes-Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation-The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

March 31, 2007
Balance sheet	RMB 7.7409 to US$1.00
Statement of income and comprehensive income	RMB 7.7714 to US$1.00

December 31, 2006
Balance sheet	RMB 7.8175 to US$1.00
Statement of income and comprehensive income	RMB 7.9819 to US$1.00

March 31, 2006
Balance sheet	RMB 8.0352 to US$1.00
Statement of income and comprehensive income	RMB 8.0558 to US$1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

3. Summary of Significant Accounting Policies - Continued

Post-retirement and post-employment benefits- The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share- The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

Use of estimates- The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairments, employee benefit plans, environmental accruals, warranty costs, taxes, contingencies, and costs to complete long-term contracts. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified- The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cost of goods sold - Cost of goods sold consists primarily of the costs of the raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process of the environmentally friendly lead-acid batteries.

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2007 and 2006 shipping and handling costs expensed to other selling, general and administrative expenses were $177,467 and $93,863 respectively.

4. Recent Changes in Accounting Standards

SFAS No. 151, “Inventory Cost”-

In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS No. 151, “Inventory Costs”. an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements, results of operations, or cash flows.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

4. Recent Changes in Accounting Standards - Continued

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157, “Fair Value Measurements” -

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 108 -

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

FSP EITF 00−19−2 “Accounting for Registration Payment Arrangements” -

In December 2006, the FASB approved FSP EITF 00−19−2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

5. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31	December 31
	2007	2006

Cash at bank	$9,443,189	$915,823
Cash on hand	99,553	39,394

Total	$9,542,742	$955,217

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of March 31, 2007 and December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

Deposits pledged for general banking facilities are $0 and $1,125,000 as of March 31, 2007 and December 31, 2006 respectively which is classified as restricted cash. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11 and 12).

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

6. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	March 31	December 31
	2007	2006

Accounts receivable - pledged to banks	$-	$31,157
Accounts receivable - others	7,240,682	7,652,188
	7,240,682	7,683,345
Less: allowances for doubtful accounts	(338,318)	(356,414)
Total	$6,902,364	$7,326,931

Concentrations in accounts receivable -At March 31, 2007, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $969,433, representing 13% of total accounts receivable in aggregate. At December 31, 2006, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $1,929,877, representing 26% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At March 31, 2007 and December 31, 2006, the financing charge amounted to 1.5 times of the PRC best interest rate of the receivables assigned.

Account receivables of the Company are usually pledged for short term bank loan. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of account receivables pledged to banks at March 31, 2007 and December 31, 2006 were $0 and $31,157, respectively.

7. Inventories

Inventories by major categories are summarized as follows:

	March 31	December 31
	2007	2006

Raw materials	$1,263,450	$713,214
Work in progress	2,896,873	2,560,381
Finished goods	3,415,695	2,694,543
	7,576,018	5,968,138
Less: allowances for slowing moving items	-	-
Total	$7,576,018	$5,968,138

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

8. Amounts due from related parties

Amount due from related parties consist of the following:

	March 31	December 31
	2007	2006

Amount due from related parties
Mr. Jiada Hu	$-	$627,571
Mr. Jianjun Zeng	20,319	2,441
	20,319	630,012
Amount due from related company
Shenzhen Ribitar Power Co., Limited	191,589	38,011
Total	$211,908	$668,023

The amounts due from related parties as of March 31, 2007 and December 31, 2006 represented unsecured advances which are interest-free and repayable on demand.

9. Related party transactions

(a)
Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Parent company

Hong Kong Ritar Power (Group) Co., Limited	A company controlled by close family members of a director

Shenzhen Ribitar Power Co., Limited	A company controlled by close family members of a director

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Hengying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Yong Zhang	An officer of the Subsidiary

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

9. Related party transactions - continued

(b) Summary of related party transactions

	Three months ended
	March 31
	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$9,651	$7,448
Mr. Bin Liu	2,702	1,862
Ms. Hengying Peng	2,779	1,862
Mr. Jianjun Zeng	4,632	2,979
Mr. Hongwei Zhu	2,702	1,862

Total	$22,466	$16,013

Rent paid to a director:
Mr. Jiada Hu	$10,793	$6,942

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$13,431	$24,858

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31	December 31
	2007	2006
At cost:
Building	$61,271	$35,564
Plant and machinery	1,791,018	1,776,424
Furniture, fixtures and equipment	154,987	113,186
Motor vehicles	427,989	377,108
Total	2,435,265	2,302,282

Less: accumulated depreciation and amortization	1,006,075	886,005
Net book value	$1,429,190	$1,416,277

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

11. Short Term Loans

As of March 31, 2007 and December 31, 2006, the Company has the following short-term bank loans:

	March 31	December 31
	2007	2006

Loans repayable within one year	$64,592	$1,896,203

Short-term loans as of March 31, 2007 and December 31, 2006 consist of the following:

				March 31	December 31
Banker	Loan period	Interest rate	Secured by	2007	2006

(1) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue )	AR Credit	-	$31,157
(2) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue )	Unsecured	-	255,836
(3) DBS Bank	2006-12-30 to 2007-03-30	7.812%	Deposit	-	997,762
(4) DBS Bank	2006-12-31 to 2007-04-02	7.812%	Deposit	-	127,918
(5) Mr Wu Dongjie	2006-09-05 to 2007-03-04	12%	Unsecured	-	63,959
(6) Mr Li Tie	2006-09-25 to 2006-12-25	12%	Unsecured	-	255,836
(7) Fengxian Yangwang Village	2006-11-05 to 2007-03-10	15%	Unsecured	-	99,776
(8) Fu Lu Shou	2006-05-13 to 2007-05-13	15%	Unsecured	64,592	63,959

				$64,592	$1,896,203

(1) In order to support the expansion of the business and purchase of raw materials, a short term loan of $64,592 is credited from individual Fu Lu Shou with interest rate 15%.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

12. Long-Term Loans

As of March 31, 2007 and December 31, 2006, the Company has the following long-term loans:

	March 31	December 31
	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$13,431	$24,858

Other borrowing from Pacific Finance is financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02,2008 with 1 month advance rental , secured by Jiada Hu, Hengying Peng, Jianjun Zeng and Shenzhen Ritar Power Co Ltd.	127,537	185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr Jiada Hu and Hengying Peng	282,590	319,795

Total loans	423,558	547,378
Less: current portion	(302,448)	(387,481)
Long-term loans, less current portion	$121,110	$159,897

Future maturities of long-term loans are as follows as of March 31, 2007:
2007	302,448	387,481
2008	121,110	159,897

Total	$423,558	$547,378

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

13. Other current assets

Other current assets consist of the following:

	March 31	December 31
	2007	2006

Note receivables	$314,300	$211,093
Other receivables, net of allowances for bad debts of $34,163 and $64,550	395,512	256,956
Advance to suppliers	104,766	70,877
Deferred expenses	17,092	5,923

Total	$831,670	$544,849

14. Restricted cash

Restricted cash consists of the following:

	March 31	December 31
	2007	2006

Bank deposit held as collateral for bank loan	$5,000	$1,125,000

At March 31, 2007, restricted cash of $5,000 represented the cash dividend declared in June 2006 that has not been cashed.

As December 31, 2006, restricted cash of $1,125,000 represented the deposits for pledged for general banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11 and 12).

15. Income and other tax payables

Income and other tax payables consist of the following:

	March 31	December 31
	2007	2006

Value added tax payable	$1,252,199	$1,194,403
Income tax payable (see Note 18)	406,386	396,924
Individual Income withholding tax payable	35,797	31,284
Other taxes payable	-	486

Total	$1,694,382	$1,623,097

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

16. Other current liabilities

Other current liabilities consist of the following:

	March 31	December 31
	2007	2006

Other payable and accrued expenses	$541,202	$509,861
Advance from customers	571,476	126,436

Total	$1,112,678	$636,297

17. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. At March 31, 2007 and December 31, 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control .

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Consolidated Financial Statements.

18. Income Taxes

United States

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2007, the Company has available operating loss carryforwards of approximately $102,000, which may be applied against future taxable income and which expire in various years through 2026. However, due to a change in control, the amount of the net operating loss available annually will be limited.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Enterprises income tax in PRC is charged at 15% of the assessable profit. The subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Consequently, Shenzhen Ritar is charged at 7.5% when having 50% tax exemption while Shanghai Ritar is classified as small enterprise and the taxable income is calculated at 10% of revenue and the tax is charged according to the turnover range at the applicable rate rates on that taxable income. Shanghai Ritar currently is charged a tax rate of 10% of its taxable income.

 The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2007. There are no net operating loss carry forwards at March 31, 2007.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

18. Income Taxes - Continued

The provision for income taxes consists of the following:

	Three months ended March 31
	2007	2006

Current tax
- PRC	$50,677	$69,375
- Deferral tax provision	-	-

Total	$50,677	$69,375

19. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as follows:

March 31

2007	$333,187
2008	409,733
2009	130,613
2010	38,217

Total minimum lease payments	$911,750

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $5,041 and $4,366 for the three months ended March 31, 2007 and 2006.

20. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $34,609 and $19,649 for the three months ended March 31, 2007 and 2006 respectively.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

21. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with one customer constituting greater than 10% of the Company’s gross sales:

	Three months ended
	March 31
	2007	2006

Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	12%	5%
Zhejing Xin Yue Shen Electric Vehicle Co., Ltd.	11%	3%
Zhong Da Dian Zi (Jiang Su) Company Limited	4%	10%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt (recovery) and expense of $(22,821) and $16,507 during the three months ended March 31, 2007 and 2006, respectively.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Three months ended
	March 31
	2007	2006

Quanzhou City Kaiying Power Company Limited	23%	-
Fu Jian Da Hua Company Limited	12%	22%
Fu Jian Quan Zhou Huarui Power Company Limited	27%	30%
Zhongshan Bao Li Xu Battery Company Limited	5%	11%

22. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 11 and Note 12. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

23. Geographical Information

The Company has only one business segment, which is manufacturing and selling standard and customized lead-acid batteries for use in motorized bicycles used throughout the PRC. The Company's sales by geographic destination are analyzed as follows:

	Three months ended
	March 31
	2007	2006

PRC	$5,420,105	$3,825,618
Outside PRC	3,408,086	2,818,325

Total net sales	$8,828,191	$6,643,943

24. Subsequent Events

Shenzhen Ritar, on behalf of Huizhou Ritar, paid a deposit of $63,959 (RMB500,000) in October 2006 to purchase land use right for building a factory in Huizhou City, but Shenzhen Ritar had not gained the land right as of March 31, 2007.

On April 15, 2007, Shenzhen Ritar signed an agreement with Songmu Industrial Park Management Committee, Hengyang City, Hunan Province. Shenzhen Ritar will invest $103.34 million (RMB 800 million) with the next four years to produce plate and lead-acid batteries in the park. Shenzhen Ritar will acquire a land use right over about 266,667 M² land in the park, and the purchase price per M² is about $9.35 (RMB 72).

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Xingruifeng Power Co. (“Hengyang Xingruifeng”), in Hengyang City, Hunan Province of PRC and its principal activity is manufacturing and selling plate and lead-acid battery. Hengyang Xingruifeng is located in the Songmu Industrial Park and is not operating yet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-Q; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to “we,” “us,” or “our,” are references to the combined business of China Ritar Power Corp. and its direct and indirect subsidiaries. References to “Ritar” are references to “Ritar International Group Limited,” China Ritar Power Corp.’s wholly-owned subsidiary, which was incorporated in the British Virgin Islands and Ritar International Group Limited’s subsidiaries listed below. References to “Ritar Shenzhen” are references to “Shenzhen Ritar Power Co., Ltd,” a wholly-owned Chinese operating subsidiary of Ritar International Group Limited. References to “Ritar Huizhou” are references to “Ritar Power (Huizhou) Co., Ltd.,” a wholly-owned Chinese subsidiary of Ritar International Group Limited, which is not yet operating. References to “Ritar Shanghai” are references to “Shanghai Ritar Power Co., Ltd.,” a majority-owned Chinese operating subsidiary of Ritar Shenzhen. References to “Hengyang Xingruifeng” are references to “Hengyang Xingruifeng Power Co., Ltd.,” a newly-formed wholly-owned Chinese subsidiary of Ritar Shenzhen, which is not yet operating. References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “SEC” are references to the Untied States Securities and Exchange Commission. References to “RMB” are to Renminbi, the legal currency of China, and all references to “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview

During the first quarter of 2007, we experienced solid growth in sales. Sales revenues increased from $6.64 million for the first quarter of 2006 to $8.83 million for the first quarter of 2007, representing a 32.9% increase. The cost of sales was $7.21 million. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the first quarter of 2007 was about 18.3%.

The following are some highlights for the first quarter of 2007:

•	Achieved revenues of $8.83 million for the first quarter of 2007, up 32.98% from the same quarter of last year.

•	Gross margin was 18.37% for the first quarter of 2007, compared to 20.77% for the same period in 2006. Such decrease was mainly due to the increased price of lead, our major raw materials.

•	Operating profit was $0.66 million for the first quarter of 2007, down from $0.70 million of the same period last year.

•	Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 7.48% for the first quarter of 2007, compared to 10.48% during the same period in 2006.

•	Net income was $0.43 million for the first quarter of 2007, down 24.56% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 4.84% for the first quarter of 2007, compared to 8.64% for the same period in 2006.

•	Fully diluted earnings per share was $0.027 for the first quarter of 2007.

Our Business

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, especially in the light electric vehicle or LEV segment, in China. Currently, we market, sell and service our 6 series and 197 models of “Ritar” branded, cadmium-free, valve-regulated lead-acid or VRLA, batteries in China and internationally.

We market, sell and service our products nationally and globally through a combination of company-owned offices and independent manufacturers’ representatives. Our client base includes LEV manufacturers such as Electrotherm (India) Limited., Energy Batteries Ltd., Zhejiang LvYuan Electric Vehicle Co., Ltd., Shenzhen ShenLing Vehicle Co., Ltd., and China Xing Yue Group, international uninterruptible power source or UPS manufacturers, including Delta Electronics (Jiangsu) Ltd. and SSB Battery Service GmbH, and telecommunications operators such as China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. We believe we are well positioned to meet our clients’ delivery and servicing requirements. We have targeted our approach to meet local market conditions, which we believe provides the best possible service for our regional clients and our global accounts.

We serve about 700 customers in 56 countries with $21.87 million or 53.43% of our net sales in 2006 attributable to China and $19.06 million or 46.57% attributable to other countries in 2006. Our overseas sales accounted for approximately 35.54%, 38.7% and 46.57% of total sales in 2004, 2005 and 2006, respectively. Our sales to Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd. and Zhejiang Xin Yue Shen Electric Vehicle Co., Ltd. accounted for approximately 12% and 11% of our revenues during the first quarter of 2007, respectively.

Our History and Acquisition of Ritar and Related Financing

From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On February 16, 2007 we completed a reverse acquisition transaction with Ritar International Group Limited whereby we issued to the shareholders of Ritar International Group Limited 11,694,663 shares of our common stock in exchange for all of the issued and outstanding capital stock of Ritar International Group Limited. Ritar International Group Limited thereby became our wholly owned subsidiary and the former shareholders of Ritar International Group Limited became our controlling stockholders.

Contemporaneously with the reverse acquisition, we also completed a private placement pursuant to which we issued and sold 5,724,292 shares of our common stock to certain investors. In addition, we granted to the same investors three-year warrants to purchase 1,317,746 shares of our common stock at $2.78 per share. As a result of this private placement we raised approximately $12.25 million in gross proceeds, which left us with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. In connection with this private placement, we paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249.27 and we issued to the placement agent a warrant for the purchase of 286,215 shares of our common stock in the aggregate. We are under the contractual obligation to register shares of our common stock sold to investors in the private placement as well as shares of common stock issuable upon exercise of the warrants we issued to the placement agent in connection with this private placement within a pre-defined period.

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Recent Developments

Before we formed our new subsidiary Hengyang Xingruifeng on April 25, 2007, on April 15, 2007, Ritar Shenzhen entered into an agreement for stationing project into industrial park, dated April 15, 2007, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China. Pursuant to the agreement, we agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in our new subsidiary Henyang Xingruifeng, located in this industrial park. The project will be constructed in three phrases within the next four years. Songmu Industrial Park agreed to grant to us the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. Hengyang Xingruifeng is not yet operating. After we complete the investment and the construction of this project, it is expected that at this facility we will be able to produce at least 85,000 tons of lead-acid battery plates and generate annual sales revenues of approximately $330 million. In order to fulfil our obligations under this agreement we will need to raise additional capital as we do not currently have the funds necessary to make all of the required payments under this agreement.

Opportunity for Growth

In the past, we have not had sufficient capital to meet the production demand of some of our clients. Their product demand is also growing as a result of growth in the LEV market in China. In December 2005, we began to expand our production capacity in an attempt to begin to meet our clients’ actual demand for our products by constructing a new production line that can produce approximately 53,472 units of our products per month. In June 2006 we again expanded our capacity by constructing another 53,472 units per month production line. The cost of constructing these production lines, including the cost of equipment used in the production lines (but not including the cost of land or buildings), is approximately $240,000 per production line. We plan to use approximately $5.55 million of the gross proceeds that we raised in our recent private placement to construct 8 additional new production lines. Of such amount, approximately $2.2 million will be used to acquire land rights, approximately $1.45 million will be used to construct or acquire buildings, and approximately $1.9 million will be used to acquire machinery. We expect these new production lines to increase our capacity even further and to increase our ability to satisfy the actual product demands of our clients. We expect that the construction of these new lines will be completed during the next twelve months.

LEV manufacturers usually have two suppliers, one is their major supplier, which provides about 2/3 of the total output of the manufacturer and the other is the back-up supplier which serves the remaining 1/3. Once our new production lines are complete, we believe that we may have the opportunity to become the main supplier (instead of the back up supplier) to some of our existing clients, thus further increasing potential sales.

We believe that another opportunity for us arises out of the increased use of light electric vehicles in China. China’s light electric vehicle market experienced relatively high levels of growth during the past 5 years. The output of LEVs in China was 0.59 million units in 2001, 1.59 million units in 2002, 4.00 million units in 2003, 6.76 million units in 2004 and 10.00 million units in 2005, according to the Research Report on China’s LEV jointly issued by the Development & Research Center of the State Council, National Construction Ministry and National Science and Technology Ministry in May 2006. This demonstrates a compounded annual growth rate of 102.9% during the period from 2001 to 2005.

China’s LEV industry is expected to maintain strong growth during the period from 2006 to 2010. The projected output of LEV is about 15 million units in 2006, and 30 million units in 2010. The compounded annual growth rate is expected to be 24.57% from 2006 to 2010.

We earn higher margins on sales of our batteries to LEV manufacturers than we do on other products like UPS. Given the expected increased production of LEVs in China, we have focused much of our marketing strategy on this product segment. We believe that we will have increased revenues as a result of increased sales of LEVs in China.

Weaknesses and Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough of our products to satisfy the increased demand for our products due to the shortage of enough working capital and limited production capacity. Currently we can only meet about one-third of the demand from our clients during the peak period for our products, which falls between May to November of each calendar year. We do not have enough working capital to buy raw materials and the utilization rate of our production capacity was approximately 80%. In order to meet the projected demand for our products in the future, we need to increase our working capital and build additional manufacturing lines. We have raised a total of approximately $12.25 million in gross proceeds in the private placement that we closed on February 16, 2007, which left us with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. Among them, we expect to use approximately $5.55 million of the proceeds to acquire land and buildings and to build additional production lines, $266,000 for transportation equipment, $139,000 for office equipment and the remaining approximately $4.76 million for working capital. With the increased working capital and capacity, we will be able to increase our ability to meet the demand for our products from our clients.

The following analysis discusses changes in the financial condition and results of operations as of and for the three month period ended on March 31, 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and ended March 31, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2006 to the three-month period ended March 31, 2007.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007

Revenues	6,644	100.00%	8,828	100.00%
Cost of sales	(5,264)	79.23%	(7,206)	81.63%

Gross Profit	1,380	20.77%	1,622	18.37%
Operating Expenses
Salaries	(93)	1.40%	(269)	3.05%
Sales commission	(117)	1.76%	(126)	1.43%
Other selling, general and administrative expenses	(474)	7.13%	(567)	6.42%
	(684)	10.30%	(963)	10.90%

Operating Profit	697	10.48%	660	7.48%

Other Income and (Expenses)
Interest income	-	0.00%	5	0.06%
Interest expenses	(28)	0.42%	(84)	0.95%
Exchange loss	(25)	0.35%	(102)	1.16%
Other expenses	-	-	(1)	0.01%

Other (expenses)	(53)	0.80%	(182)	2.06%

Income before income taxes and minority interests	643	9.68%	477	5.41%
Income taxes	(69)	1.04%	(51)	0.58%

Income before minority interests	574	8.64%	427	4.84%
Minority interests share loss	(6)	0.09%	-	0.00%

Net income	568	8.55%	427	4.84%
Other comprehensive income (loss)
Foreign currency translation adjustment	(19)	0.29%	55	0.62%

Comprehensive Income	549	8.26%	482	5.46%

	Three Months Ended March 31,
	2006	2007
Components of Revenue (In thousands)

Total revenue	6,644	8,828

Revenue by Product/Product line
LEV	4,001	5,723
UPS	2,643	3,105

Revenues. Revenues increased $2.19 million, or 32.98% to $8.83 million in the three months ended March 31, 2007 from $6.64 million for the same period in 2006. Approximately $1.72 million of the increased revenues in the three months ended March 31, 2007 is attributable to increased sales of LEV batteries. This increase resulted from the increased market demand for our products due to increasing popularity of LEV in China and overseas markets. In addition, because of our expanded production capacity and increased cash flow, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity.

Cost of Goods Sold. Our cost of goods sold increased $1.95 million, or 37.07% to $7.21 million for the three months ended March 31, 2007 from $5.26 million for the same period in 2006. This increase was mainly attributable to the increase of sales volume. As a percentage of revenues, the cost of goods sold increased to 81.63% during the three months ended March 31, 2007 from 79.23% in the same period of 2006. Such decrease of gross margin was mainly attributable to the increased price of lead, our major raw materials. Compared to the first quarter of 2006, the price of lead increased by approximately 30% during the first three months of 2007.

Gross Profit. Our gross profit increased to $0.24 million, or 17.39% to $1.62 million for the three months ended March 31, 2007 from $1.38 million for the same period in 2006. Gross profit as a percentage of revenues was 18.37% for the three months ended March 31, 2007, a decrease of 2.4% from 20.77% for the same period of 2006. Such percentage decrease was mainly due to the increase of price of lead as discussed above.

Salaries. Salaries increased $0.18 million, or 200% to $0.27 million for the three months ended March 31, 2007 from $0.09 million for the same period in 2006. As a percentage of revenues, salaries increased to 3.05% for the three months ended March 31, 2007 from 1.40% for the same period of 2006. The dollar increase of salaries was mainly attributable to increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of our sales staff, management level staff and research and development staff so that we could motivate the core team to contribute more to the company.

Sales Commission. Sales commission increased $0.01 million, or 8.33% to $0.13 million for the three months ended March 31, 2007 from $0.12 million for the same period of 2006. As a percentage of revenues, sales commission decreased to 1.43% for the three months ended March 31, 2007 from 1.76% for the same period of 2006. The percentage decrease of sales commission was mainly attributable to our gradually improved longstanding customer relationships and good reputation record in the industry. As a result, our sales commission during the first quarter of 2007 did not increase proportionally as our revenues increased. We believe that the dollar increase of sales commission is consistent with the increase of sales volume and the expansion of our customer base.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased $0.10 million, or 21.28% to $0.57 million for the three months ended March 31, 2007 from $0.47 million for the same period of 2006. The dollar increase of other selling, general and administrative expenses mainly represented increase in research & development expenses and miscellaneous selling expenses that increased as sales went up. As a percentage of revenues, other selling, general and administrative expenses decreased to 6.42% for the three months ended March 31, 2007 from 7.13% for the same period of 2006. This percentage decrease was mainly attributable to the significantly expanded scale of our operations and sales in the first quarter of 2007. There was a corresponding increase in administrative and work efficiency and decrease in other selling, general and administrative expenses resulted from economies of scale.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased $0.16 million or 25.00% to $0.48 million for the three months ended March 31, 2007 from $0.64 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 5.41% for the three months ended March 31, 2007 from 9.68% for the same period of 2006. The decrease was mainly attributable to the increase of operating expenses which has increased 40.64% from the first quarter of 2006. The decrease was also attributable to the increase of interest expense in the three months ended March 31, 2007 compared to the same period of 2006.

Income Taxes. Our subsidiary Ritar Shenzhen is subject to Chinese enterprises income tax or EIT at a rate of 15% of the assessable profits. As approved by the local tax authority in the PRC, Ritar Shenzhen was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2003. Accordingly, Ritar Shenzhen was subject to a tax rate of 7.5% for 2005, 2006 and 2007. Furthermore, Ritar Shenzhen, as a Foreign Investment Enterprise or FIE engaged in advanced technology industry, was approved to enjoy a further 50% tax exemption for 2008, 2009 and 2010.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Income taxes decreased $0.02 million, or 28.57% to $0.05 million for the three months ended March 31, 2007 from $0.07 million for the same period of 2006. We paid less taxes during the first three months in 2007 mostly because of low income in the first quarter of 2007 compared to the first quarter of 2006.

Net Income. Net income decreased $0.14 million, or 24.56% to $0.43 million for the three months ended March 31, 2007 from $0.57 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2007, we had cash and cash equivalents (including restricted cash) of $9.54 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in) operating activities	$(941)	(628)
Net cash provided by (used in) investing activities	$700	303
Net cash provided by (used in) financing activities	$8,773	507
Net cash flow	$8,588	163

Operating Activities

Net cash used in operating activities was $0.94 million for the three months period ended March 31, 2007, which is an increase of $0.31 million from $0.63 million net cash used in operating activities for the same period of 2006. The increase of the cash used in operating activities was mainly attributable to the increase of repayment of accounts payable.

Investing Activities

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash provided by investing activities for the three month period ended March 31, 2007 was $0.70 million, which is an increase of $0.40 million from net cash provided by investing activities of $0.30 million for the same period of 2006 due to the decrease of the amount due from related parties.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2007 was $8.77 million, which is an increase of $8.26 million from $0.51 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to $10.72 million net proceeds we received from the private placement transaction in February 2007.

Loan Facilities

As of March 31, 2007, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars
Banks	Amounts	Beginning	Ending	Duration
Ka Wah Bank Limited	$0.01	March 8, 2005	March 7, 2007*	2 years
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.28	December 4, 2006	December 4, 2008	2 years
Dah Sing Bank Limited	$0.13	January 3, 2006	January 2, 2008	2 years
Total	$0.42

* The loan was paid off on April 10, 2007.

As shown in the above table, we have $0.13 million in loans maturing on or before the end of January of 2008. We plan to either repay this debt as it matures or refinance this debt with other debt.

On February 16, 2007, through a private placement, we raised about $12.25 million in gross proceeds, which left us with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. We plan to use approximately $5.55 million of the net proceeds on building new production lines and $4.76 million as our working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

Pursuant to an investment agreement we entered into with the Administrative Committee of Songmu Industrial Park on April 15, 2007, we agreed to invest about $103.34 million within the next 4 years to our new subsidiary Henyang Xingruifeng located in this industrial park. On April 20, 2007, we invested $2,500,000 into this subsidiary. Hengyang Xingruifeng is not yet operating.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2007:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	423	302	121	-	-
Operating lease obligations	911	333	578	-
Total	1,334	635	699	-

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Inventories- Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable- Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

Outstanding account balances are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Group does not have any off-balance-sheet credit exposure to its customers.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

•
Property, plant and equipment- Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

•
Valuation of long-lived assets- The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

•
Revenue recognition- The Subsidiaries recognize revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  The Group is subject to VAT which is levied on the majority of the products of the Group at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Group in addition to the invoiced value of purchases to the extent not refunded for export sales.  Provision for sales returns is recorded as a reduction of revenue in the same period that revenue is recognized.  The provision for sales returns, which is based on historical sales returns data, is the Group’s best estimate of the amounts of goods that will be returned from its customers.

•
Income taxes- Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

•
Research and development expenses- Research and development (R&D) costs associated with the creation of new model batteries, prior to reaching technological feasibility are expensed as incurred. Once technological feasibility has been achieved, R&D costs are capitalized and depreciated over their useful lives. Generally, all expenditures for research activities relating to new batteries development and improvement are charged to expense as incurred..

•
Post-retirement and post-employment benefits-The Group’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Group nor its subsidiaries provide any other post-retirement or post-employment benefits.

•
Use of estimates- The preparation of the Group’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairments, employee benefit plans, environmental accruals, warranty costs, taxes, contingencies, and costs to complete long-term contracts. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

•
Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified-The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Recent Changes in Accounting Standards

•	SFAS No. 151, “Inventory Cost”-

In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS No. 151, “Inventory Costs”. an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Group’s consolidated financial statements, results of operations, or cash flows.

•	FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Group recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Group on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Group is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

•	SFAS 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

•	Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Group’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Group’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

We experience ramped up sales caused by seasonal surges in client demand with respect to our LEV and UPS products, we usually capitalize on this seasonality and carefully plan in advance of the seasonality peak.

Sales of our products in the LEV product segment generally increase from June to October in China. Sales of our UPS products generally increase from May to November of each year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.4% and 5.85% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.00% increase in the annual interest rates for all of our credit facilities at March 31, 2007 would decrease net income before provision for income taxes by approximately $6,109 for the three months ended March 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues, if the selling prices of our products do not increase with these increased costs.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Jiada Hu, our President and Chief Executive Officer, and Zhenghua Cai, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

There are several material risks associated with us. You should carefully consider the risks and uncertainties described below. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR BUSINESS

We operate in an extremely competitive industry and are subject to continual pricing pressure that could negatively affect our financial results.

We compete with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties being experienced by several of our competitors, we have been subject to continual and significant pricing pressures. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with original equipment manufacturers and other customers. In addition, some of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

Cyclical industry conditions have adversely affected and may continue to adversely affect the results of our operations.

Our operating results are affected by the general cyclical pattern of the industries in which our major customer groups operate, and the overall economic conditions in which we and our customers operate. All of our target client segments are heavily dependent on the end-user markets they serve, such as LEV, telecommunications, and uninterruptible power systems. A weak capital expenditure environment in these markets has had, and can be expected to have, a material adverse effect on the results of our operations.

Our results of operations can be significantly affected by the volatility in the prices of the raw materials that we use to produce our products.

Our raw materials costs are volatile and expose us to significant fluctuations in our product costs. We employ significant amounts of lead, plastics, and other materials in our manufacturing processes. Lead is our most significant raw material and represents approximately 63.7% of our total raw materials costs. The costs of these raw materials, particularly lead, are volatile and beyond our control. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We may not be able to hedge our raw material requirements at a reasonable cost or to pass on to our customers the increased costs of our raw materials.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with Chinese environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies, other than lead-acid, have been introduced over the past few years. In addition, recent advances in fuel cell and flywheel technology have been introduced for use in selected applications that compete with the end uses for lead-acid industrial batteries. For many important and growing markets, such as aerospace and defense, lithium-based battery technologies have large and growing market shares and lead-acid technologies have decreasing market shares. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and to manufacture and sell, products that satisfy our customers’ demands, or if we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, market acceptance of our products could be reduced and our business could be adversely affected.

We may not be able to adequately protect our proprietary intellectual property and technology, which may harm our competitive position and result in increased expenses incurred to enforce our rights.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Some of these technologies, especially in thin plate pure lead technology, are important to our business and are not protected by patents. Despite our efforts, the steps we have taken to protect our proprietary intellectual property and technology and other confidential information may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is also expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Product branding is important to us and if our brands are misappropriated our reputation could be harmed which could result in lower sales having a negative impact on our financial results.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered our trademark in the Trademark Office of China. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in China. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

If we grow through acquisitions and fail to successfully integrate acquired companies, our operations could be disrupted and management could become distracted by integration issues.

As part of our business strategy, we plan to grow in part by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to implement this part of our business strategy and may not be able to make acquisitions to continue our growth. There is significant competition for acquisition targets in the industrial battery industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions that we pursue. Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute your ownership interests. In addition, future acquisitions might not increase, and may even decrease, our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions, although we currently do not have any identified future acquisition targets.

Where we are successful in completing acquisitions, we might experience difficulties in integrating the acquired business or assets. Acquisitions might result in unanticipated liabilities, unforeseen expenses and distraction of management’s time and attention. We cannot assure you that our acquisition strategy will be successful.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose these customers.

A significant portion of our revenues historically have been derived from a limited number of customers. For the years ended December 31, 2006, 2005 and 2004, over 45%, 40% and 59% of our revenues, respectively, were derived from our ten largest customers. The loss of any of these significant customers that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

A significant portion of our products are used in light electric vehicles, such as electric scooters. If our products are not properly designed or built and/or personal injuries are sustained as a result of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our cadmium-free, valve-regulated lead-acid products and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing products, and by the introduction of new product offerings. Our planned growth includes the construction of new production lines to be put into operation over the next twelve months. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiada Hu, our Chief Executive Officer, President, Secretary and Treasurer, Jianjun Zeng, our Chief Operating Officer, Degang He, our Chief Technology Officer, and Zhenghua Cai, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ending December 31, 2006, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007, although the auditor attestation will not be required until our annual report for the fiscal year ended on December 31, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Recent Chinese merger and acquisition regulation may limit our ability as to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

On August 8, 2006, the Ministry of Commerce, together with five other government agencies, promulgated a regulation entitled “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, covering all acquisitions of assets and equity interests of Chinese companies by foreign investors, including overseas companies under the de facto control of Chinese persons or entities. Depending on the structure of the transaction, the regulation will require the target Chinese companies to make a series of applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. If obtained, approvals will have expiration dates by which a transaction must be completed. It is expected that compliance with the regulation will be more time consuming than in the past, will be more costly and will permit the government much more extensive scrutiny and control over the terms of the transaction. Therefore acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our largest stockholder, Jiada Hu, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests .

Mr. Jiada Hu, our CEO and President, is the beneficial owner of approximately 43.87% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Hu are not in their best interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by Item 2 of Part II was included in our Current Report on Form 8-K, which was filed with the SEC on February 22, 2007, and is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 15, 2007, Ritar Shenzhen entered into an agreement for stationing project into industrial park, dated April 15, 2007, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China. Pursuant to the agreement, the project will be constructed in three phases within the next four years and we agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in our new subsidiary Henyang Xingruifeng, located in this industrial park. Songmu Industrial Park agreed to grant to us the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authorities.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the agreement or the transaction contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the agreement attached hereto as Exhibits 10.1.

ITEM 6. EXHIBITS

EXHIBITS.

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006. [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 26, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 30, 2007, in commission file number 0-25901].

3.3
Bylaws of the registrant adopted on June 15, 2006. [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

10.1*	Agreement for Stationing Project into Industrial Park, dated April 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Administrative Committee of Songmu Industrial Park.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 21, 2007

CHINA RITAR POWER CORP.

By:	/s/ Zhenghua Cai
Zhenghua Cai
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006. [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 26, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 30, 2007, in commission file number 0-25901].

3.3
Bylaws of the registrant adopted on June 15, 2006. [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

10.1*	Agreement for Stationing Project into Industrial Park, dated April 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Administrative Committee of Songmu Industrial Park.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.