Form 10-Q/A
period 2007-03-31
China Ritar Power Corp.
filed 2007-05-30
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 25, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,954,267

EXPLANATORY NOTE

China Ritar Power Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A solely to correct certain errors contained in ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 6. EXHIBITS of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission on May 21, 2007 (the “Original Filing”). We have restated Item 2 and Item 6 in their entirety in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

The first correction is located under “Recent Developments” contained in Item 2 on page 4 of the Original Filing, where the Company stated that “[a]fter we complete the investment and the construction of this project, it is expected that at this facility we will be able to produce at least 85,000 tons of lead-acid battery plates and generate annual sales revenues of approximately $330 million.” The disclosure has now been corrected to read “[a]fter we complete the investment and the construction of this project, we believe that at this facility we will be able to produce approximate 85,000 tons of lead-acid battery plates and generate annual product output having a value of approximately $330 million.”

The second correction is located on page 1 of Exhibit 10.1 - Agreement for Stationing Project into Industrial Park, which is attached to the Original Filing, where we stated that “the production value of lead-acid battery RMB 0.8 billion and the total annual production value for the Project RMB 2.5 million per year.” The phrase “RMB 2.5 million per year” has now been corrected to read “RMB 2.5 billion per year.”

No other information in the Original Filing is modified. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Form 10-Q filed on May 21, 2007; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Recent Developments

Before we formed our new subsidiary Hengyang Xingruifeng on April 25, 2007, on April 15, 2007, Ritar Shenzhen entered into an agreement for stationing project into industrial park, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China. Pursuant to the agreement, we agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in our new subsidiary Henyang Xingruifeng, located in this industrial park. The project will be constructed in three phases within the next four years. Songmu Industrial Park agreed to grant to us the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. Hengyang Xingruifeng is not yet operating. After we complete the investment and the construction of this project, we believe that at this facility we will be able to produce approximately 85,000 tons of lead-acid battery plates and generate annual product output having a value of approximately $330 million. In order to fulfil our obligations under this agreement we will need to raise additional capital as we do not currently have the funds necessary to make all of the required payments under this agreement.

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

DATED: May 30, 2007

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