Form 10-Q
period 2007-06-30
China Ritar Power Corp.
filed 2007-08-17
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,000,996

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Cash Flows	F-4
Notes to Condensed Consolidated Financial Statements	F-5-F-23

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$4,552,297	$954,843
Accounts receivables, net of allowances of $462,228 and $356,414 (Note 6)	9,098,610	7,326,931
Inventories (Note 7)	12,317,591	5,968,138
Deferred offering costs	-	315,448
Other current assets (Note 13)	1,089,700	544,849
Restricted cash (Note 14)	5,000	1,120,000

Total current assets	27,063,198	16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 10)	2,133,541	1,416,277
Intangible assets, net	18,954	20,541
Due from related parties (Note 8)	410,284	668,023

Total assets	$29,625,977	$18,335,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,434,668	$8,110,785
Income and other tax payable (Note 15)	1,896,584	1,623,097
Accrued salaries	264,536	210,403
Due to related parties	11,000	-
Other current liabilities (Note 16)	991,385	631,297
Current portion of long term debt (Note 12)	143,777	387,482
Short term bank loan (Note 11)	-	1,896,203

Total current liabilities	11,741,950	12,859,267

Long-term liabilities:
Long-term loans (Note 12)	199,287	159,897
	199,287	159,897

Total liabilities	11,941,237	13,019,164

Minority interest in consolidated subsidiaries (Note 17)	48,539	51,163
Commitments and contingencies(Note 20)

STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,000,996 and 11,694,663 shares issued and outstanding
	19,001	11,695
Additional paid-in capital	11,577,961	954,731
Retained earnings	5,568,163	4,246,938
Accumulated other comprehensive income	471,076	51,359

Total stockholders’ equity (deficit)	17,636,201	5,264,723

Total liabilities and stockholders’ equity (deficit)	$29,625,977	$18,335,050

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenue	$21,252,607	$15,231,597	$12,424,416	$8,587,654

Cost of sales	16,951,216	12,282,816	9,745,152	7,019,134

Gross profit	4,301,391	2,948,781	2,679,264	1,568,520
Operating expenses
Salaries	611,855	225,507	342,607	132,874
Sales commission	234,518	171,304	108,309	54,153
Other selling, general and administrative expenses	1,583,916	1,060,952	1,016,543	587,031

	2,430,289	1,457,763	1,467,459	774,058

Operating profit	1,871,102	1,491,018	1,211,805	794,462

Other income and (expenses)
Interest income	16,524	2,292	11,294	2,189
Other income	118	-	118	-
Interest expenses	(257,185)	(105,513)	(71,115)	(52,184)
Other expenses	(1,106)	(4,359)	(13)	(4,359)

Other (expenses)	(241,649)	(107,580)	(59,716)	(54,354)

Income before income taxes and minority interests	1,629,453	1,383,438	1,152,089	740,108

Income taxes	(213,568)	(118,636)	(162,891)	(49,262)

Income before minority interests	1,415,885	1,264,802	989,198	690,846

Minority interests share profit (loss )	3,864	(39,188)	3,629	(33,439)

Net income	1,419,749	1,225,614	992,827	657,407

Other comprehensive income (loss)
Foreign currency translation adjustment	419,717	40,344	364,632	38,401

Comprehensive income	$1,839,466	$1,265,958	$1,357,459	$695,808

Earning per share:
- Basic	$0.083	$0.105	$0.052	$0.056
-Diluted	$0.078	$0.105	$0.048	$0.056

Weighted average number of shares outstanding:
- Basic	17,116,255	11,694,663	18,968,132	11,694,663
-Diluted	18,298,639	11,694,663	20,544,369	11,694,663

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30	June 30
	2007	2006
Operating Activities
Income for the period	$1,419,749	$1,225,614
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	252,463	159,659
Allowance of bad debts-Accounts receivable	95,489	37,293
Allowance of bad debts-Other receivable	4,003	-
Minority interests	(3,864)	39,188
Changes in non-cash operating working capital items:
Accounts receivables	(1,660,405)	(2,404,434)
Inventories	(6,114,262)	(1,179,430)
Other current assets	(527,856)	(140,094)
Accounts payable	684,304	1,698,101
Tax payable	229,303	364,106
Accrued salaries	(212,785)	(58,131)
Other current liabilities	147,677	131,970
Net Cash Used In Operating Activities	(5,686,184)	(126,158)

Investing Activities
Loan to related parties	279,884	-
Disposal of Fixed Assets	373	-
Purchase of equipment	(838,171)	(150,502)
Net Cash Used In Investing Activities	(557,914)	(150,502)

Financing Activities
Proceeds from issuance of share capital	10,320,036	-
Proceeds from bank borrowings	-	848,864
Repayment of other loan borrowings	(215,180)	-
Repayment of bank borrowings	(1,917,667)	(153,202)
Deferred offering costs	319,019	-
Restricted cash	1,132,678	-
Net Cash Provided By Financing Activities	9,638,886	695,662

Effect of exchange rate changes in cash	202,666	5,863

Net Increase In Cash and Cash Equivalents	3,597,454	424,865

Cash and Cash Equivalents, Beginning Of Period/Year	954,843	496,714

Cash and Cash Equivalents, End Of Period/Year	$4,552,297	$921,579

Supplemental Disclosure of Cash Flow Information
Cash paid during the Period
Interest paid	$275,185	$105,513
Income taxes paid	$92,682	$32,028

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

On February 16, 2007, the Company completed a reverse acquisition transaction with Ritar International , whereby the Company issued to the shareholders of Ritar International 11,694,663 shares of the Company’s stock in exchange for 1,000 shares of common stock of Ritar International, which is all of the issued and outstanding capital stock of Ritar International. Accordingly, all references to common shares of Ritar International’s common stock have been restated to reflect the equivalent numbers of China Ritar. equivalent shares. Ritar International thereby became the Company’s wholly owned subsidiary and the former shareholders of Ritar International became the Company’s controlling stockholders.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Ritar International as the accounting acquiror and China Ritar as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Ritar International were not significant.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2006, the Company completed the sale of an aggregate of 1,100,000 shares of its common stock to Halter Financial Investments, L.P. for a cash purchase price of $275,000 pursuant to a stock purchase agreement entered into between us and Halter Financial Investments, L.P. (“Halter”), dated as of May 18, 2006 (the “Stock Purchase Agreement”). We were under contractual obligation to register the shares we sold to Halter in June 2006. However, there are no liquidated damages provisions in the Stock Purchase Agreement in connection with the registration of the shares issued to Halter.

On February 14, 2007, the Company issued 50,000 and 85,295 shares of its common stock to Heritage Management Consultants, Inc. (“Heritage”) and Zhang Qiang, respectively, in consideration for the consulting services provided by them in conjunction with the February 2007 Private Placement. Because in the February 2007 private placement the Company issued and sold to the investors their shares for a cash price of $2.14 per share, the Company valued the 135,295 shares of their common stock issued to Heritage and Zhang Qiang at $2.14 per share. The Company recorded the issuance as offering costs which were charged to additional paid in capital after the reverse merger transaction consummated on February 16, 2007.

In connection with the private placement completed on February 16, 2007, Mr. Jiada Hu, the CEO and President of the Company, on the same day, sold 864,486 shares of the Company’s common stock owned by him to the same investors in exchange for $1,850,000. The Company did not directly receive the proceeds from the sale of these shares of common stock by Mr. Hu. However, Mr. Hu used these proceeds to repay in full an outstanding loan that the Company made to Mr. Hu in September 2006.

Pursuant to a registration rights agreement entered into between the Company and certain investors, dated as of February 16, 2007 (the “Registration Rights Agreement”), the Company was under contractual obligation to register the shares of its common stock sold to these investors in the February 2007 private placement as well as shares of common stock issuable upon exercise of the warrants itissued to these investors and the placement agent in connection with this private placement within 30 days following the closing of the private placement. However, there are no liquidated damages provisions in the Registration Rights Agreement.

Ritar International Group Limited

On July 22, 2006, Ritar International was incorporated with limited liability in the British Virgin Islands and was inactive until November 21, 2006 when it acquired all the issued and outstanding stock of Shenzhen Ritar Power Co., Limited (“Shenzhen Ritar”). Shenzhen Ritar is an operating company incorporated in Shenzhen, the People’s Republic of China (the “PRC”) in May, 2002.

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited (together “Shenzhen Ritar”). On November 21,2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a transaction between entities under common control, whereby Ritar International recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has two operating subsidiaries: Shenzhen Ritar and Shanghai Ritar Power Co., Limited (“Shanghai Ritar”). Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu.

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

In May 2002, Mr. Jianjun Zeng and Mr. Ju Liu invested $181,017.50 (equivalent to RMB1,500,000) to form Shenzhen Ritar. On July 10, 2002, Shenzhen Ritar increased its capital to $362,035 (equivalent to RMB3,000,000). On August 25, 2004, Mr. Jianjun Zeng and Mr. Ju Liu sold their shares to Mr. Jiada Hu and other individuals.

On September 10, 2004, Shenzhen Ritar declared a dividend of $603,391 (equivalent to RMB5,000,000) and converted it to capital at the same amount. The capital was increased to $965,426 (equivalent to RMB8,000,000).

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Gong Zhenjie and Mr. He Wanxiu sold the shares to Mr. Jiada Hu. After the transfer, Mr. Jiada Hu became the majority shareholder, owning 81% of the shareholdings.

On May 25,2006, Mr. Jiada Hu personally sold his shares to other individuals, and finally, Mr. Jiada Hu is the major shareholder and owns 78% of the shareholdings.

On July 22,2006, all shareholders of Shenzhen Ritar sold all of the issued and outstanding stock to Ritar International.

As a result, Shenzhen Ritar and its subsidiary Shanghai Ritar together became the subsidiaries of Ritar International.

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

On July 22, 2006, Shenzhen Ritar sold its 60% interest in Shenzhen Ribitar to Mr. Jiada Hu at a purchase price of $37,527 (equivalent to RMB300,000).

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company called Ritar Power (Huizhou) Co., Ltd. or Ritar Huizhou, which was located in Huizhou City in October 2006. The planned investment amount is $30 million, and registered capital is $12 million. According to the capital verification report, Ritar International paid US$8.6 million to Ritar Huizhou as paid in capital up to March 31, 2007. The new company has received its business license from the local government.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hengyang Ritar Power Co. , Limited

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of PRC and its principal activity is manufacturing and selling plate and lead-acid battery.

3. Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries (“the Company”) consist of research and development, manufacturing and trading of rechargeable batteries. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

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

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the consolidated financial statements at June 30, 2007.

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

Trade accounts receivable - Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

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

3. Summary of Significant Accounting Policies - Continued

amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold improvement	5 years
Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

Revenue recognition- Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2007 and 2006, research and development costs expensed to operating expenses were approximately $146,953, and $103,073 respectively.

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $7,225and $5,275 for the six months ended June 30, 2007 and 2006 respectively.

Warranty Costs- The Company accounts for its liability for product warranties in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company maintains a policy of providing after sales support for certain products by way of a warranty program.

The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the six months ended June 30, 2007 and 2006, the Company has provided warranty expenses amounting to approximately $60,828 and $ 39,798 respectively, which are included in selling expenses.

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

3. Summary of Significant Accounting Policies - Continued

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

June 30, 2007
Balance sheet	RMB7.6248 to US$1.00
Statement of income and comprehensive income	RMB7.7300 to US$1.00

December 31, 2006
Balance sheet	RMB 7.8175 to US$1.00
Statement of income and comprehensive income	RMB 7.9819 to US$1.00

June 30, 2006
Balance sheet	RMB8.0065 to US$1.00
Statement of income and comprehensive income	RMB8.0392to US$1.00

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

Post-retirement and post-employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share- The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

Use of estimates- The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2007 and 2006 shipping and handling costs expensed to other selling, general and administrative expenses were $418,876 and $187,363 respectively.

4. Recent Changes in Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	June 30	December 31
	2007	2006

Cash at bank	$4,499,625	$915,449
Cash on hand	52,672	39,394

Total	$4,552,297	$954,843

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of June 30, 2007 and December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

Deposits pledged for general banking facilities are $0 and $1,120,000 as of June 30, 2007 and December 31, 2006 respectively which is classified as restricted cash. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11).

6. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	June 30	December 31
	2007	2006

Accounts receivable - pledged to banks	$-	$31,157
Accounts receivable - others	9,560,838	7,652,188
	9,560,838	7,683,345
Less: allowances for doubtful accounts	(462,228)	(356,414)
Total	$9,098,610	$7,326,931

Concentrations in accounts receivable -At June 30, 2007 two customers accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,998,828 representing 14% of total accounts receivable in aggregate. At December 31, 2006, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $1,929,877, representing 26% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At June 30, 2007 and December 31, 2006, the financing charge amounted to 1.5 times the PRC best interest rate on the receivables assigned.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Inventories

Inventories by major categories are summarized as follows:

	June 30	December 31
	2007	2006

Raw materials	$1,622,715	$713,214
Work in progress	5,328,114	2,560,381
Finished goods	5,366,762	2,694,543
	12,317,591	5,968,138
Less: allowances for slowing moving items	-	-
Total	$12,317,591	$5,968,138

8. Amounts due from related parties

Amount due from related parties consist of the following:

	June 30	December 31
	2007	2006

Amount due from related parties
Mr. Jiada Hu	$335,984	$627,571
Mr. Jianjun Zeng	33,026	2,441
	369,010	630,012
Amount due from related company
Shenzhen Ribitar Power Co., Limited	41,274	38,010
Total	$410,284	$668,022

The amounts due from related parties as of June 30, 2007 and December 31, 2006 represented unsecured advances which are interest-free and repayable on demand.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Related party transactions

(a)
Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Subsidiary

Shanghai Ritar Power Co., Limited	Subsidiary

Ritar Power (Huizhou) Co., Limited	Subsidiary
Hengyang Ritar Power Co	Subsidiary

Hong Kong Ritar Power (Group) Co., Limited	A company controlled by close family members of a director

Shenzhen Ribitar Power Co., Limited	A company controlled by close family members of a director

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Henying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Hongwei Zhu	An officer of the Subsidiary

(b) Summary of related party transactions

	Six months ended
	June 30
	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$29,902	$7,448
Mr. Bin Liu	5,508	1,862
Ms. Henying Peng	8,813	1,862
Mr. Jianjun Zeng	11,804	2,979
Mr. Hongwei Zhu	5,508	1,862

Total	$61,535	$16,013

Rent paid to a director:
Mr. Jiada Hu	$-	$6,942

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$24,858

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30	December 31
	2007	2006
At cost:
Leasehold improvement	$54,585	$35,564
Plant and machinery	2,501,798	1,776,424
Furniture, fixtures and equipment	228,779	113,186
Motor vehicles	536,557	377,108

Total	3,321,719	2,302,282

Less: accumulated depreciation and amortization	1,188,178	886,005
Net book value	$2,133,541	$1,416,277

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

11. Short Term Loans

As of June 30, 2007 and December 31, 2006, the Company has the following short-term bank loans:

	June 30	December 31
	2007	2006

Loans repayable within one year	$-	$1,896,203

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Short Term Loans (continued)

Short-term loans as of June 30, 2007 and December 31, 2006 consist of the following:

				June 30	December 31
Banker	Loan period	Interest rate	Secured by	2007	2006

(1) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue )	AR Credit	-	$31,157
(2) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue )	Unsecured	-	255,836
(3) DBS Bank	2006-12-30 to 2007-03-30	7.812%	Deposit	-	997,762
(4) DBS Bank	2006-12-31 to 2007-04-02	7.812%	Deposit	-	127,918
(5) Mr. Wu Dongjie	2006-09-05 to 2007-03-04	12%	Unsecured	-	63,959
(6) Mr. Li Tie	2006-09-25 to 2006-12-25	12%	Unsecured	-	255,836
(7) Fengxian Yangwang Village	2006-11-05 to 2007-03-10	15%	Unsecured	-	99,776
(8) Fu Lu Shou	2006-05-13 to 2007-05-13	15%	Unsecured	-	63,959

				$-	$1,896,203

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Loans

As of June 30, 2007 and December 31, 2006, the Company has the following long-term loans:
	June 30	December 31
	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from March 08, 2005 to March 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$-	$24,858

Other borrowing from Pacific Finance is financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02,2008 with 1 month advance rental , secured by Jiada Hu, Henying Peng, Jianjun Zeng and Shenzhen Ritar Power Co Ltd.	56,171	185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	286,893	319,795

Total loans	343,064	547,378
Less: current portion	(143,777)	(387,481)
Long-term loans, less current portion	$199,287	$159,897

Future maturities of long-term loans are as follows as of June 30, 2007:
2007	143,777	387,481
2008	199,287	159,897

Total	$343,064	$547,378

13. Other current assets

Other current assets consist of the following:
	June 30	December 31
	2007	2006

Note receivables	$206,141	$211,093
Other receivables, net of allowances for bad debts of $71,421and $64,550	345,711	256,956
Advance to suppliers	537,848	70,877
Deferred expenses	-	5,923

Total	$1,089,700	$544,849

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Restricted cash

Restricted cash consists of the following:

	June 30	December 31
	2007	2006

Bank deposit held as collateral for bank loan	$5,000	$1,120,000

At June 30, 2007, restricted cash of $5,000 represented the cash dividend declared in June 2006 that has not been cashed.

As December 31, 2006, restricted cash of $1,120,000 represented the deposits for pledged for general banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11 ).

15. Income and other tax payables

Income and other tax payables consist of the following:

	June 30	December 31
	2007	2006

Value added tax payable	$1,323,128	$1,194,403
Income tax payable (see Note 18)	566,949	396,924
Individual Income withholding tax payable	6,486	31,284
Other taxes payable	21	486

Total	$1,896,584	$1,623,097

16. Other current liabilities

Other current liabilities consist of the following:

	June 30	December 31
	2007	2006

Other payable and accrued expenses	$712,039	$504,861
Advance from customers	279,346	126,436

Total	$991,385	$631,297

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. At June 30, 2007 and December 31, 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control .

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Consolidated Financial Statements.

18. Income Taxes

United States

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the six months ended June 30, 2007 and 2006 are 34%.

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

Consequently, Shenzhen Ritar is charged at 7.5% when having 50% tax exemption while Shanghai Ritar is classified as small enterprise and the taxable income is calculated at 7% of revenue and the tax is charged according to the turnover range at the applicable rate rates on that taxable income. Shanghai Ritar currently is charged a tax rate of 33% of its taxable income.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2007. There are no net operating loss carry forwards at June 30, 2007.
The provision for income taxes consists of the following:

	Six months ended June 30
	2007	2006

Current tax
- PRC	$213,568	$118,636
- Deferral tax provision	-	-

Total	$213,586	$118,636

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Common Stock and Warrant Transactions

On February 16, 2007, the Company completed a private placement to have fund raising. At the same time, the Company granted to the same investors three-year warrants to purchase 1,603,961 shares of the Company’s common stock at $2.78 per share. On June 4, 2007 two investors exercised their warrant right for 46,729 shares at $2.78.

The total number of warrants outstanding as at June 30,2007 was 1,557,232 shares.

The total common stock issued and outstanding as at June 30,2007 was 19,000,996 shares.

20. Commitments and Contingencies

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

December 31,	2007

2007	$372,108
2008	708,047
2009	337,789
2010	115,622

Total minimum lease payments	$1,533,566

During the six months ended June 30, 2007, rent expenses amounted to $185,044, among which $145,524, $9,623 and $29,897 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the six months ended June 30, 2006, rent expenses amounted to $163,801, among which $137,290, $8,609 and $17,902 were recorded as cost of sales, administrative expense and selling expense, respectively.

On April 15, 2007, Shenzhen Ritar entered into an agreement with the Administrative Committee of Songmu Industrial Park, Hengyang City, Hunan Province (“Songmu Industrial Park”). Under the agreement, Shenzhen Ritar will invest $103.34 million (RMB 800million) to produce lead-acid battery plate in the park. The Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. . On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement (“Supplemental Agreement”) that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement which, among other things, provided the following:

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments and Contingencies (continued)

•	decreased Shenzhen Ritar’s required investment amount during the first phase construction from RMB 0.2 billion (approximately $26.2 million) to RMB 0.12 billion (approximately $15.7 million);
•
provided Shenzhen Ritar with the option, exercisable in its sole discretion, to proceed to the second and third phase investments depending on the investment environment in the Songmu Industrial Park and the availability of Shenzhen Ritar’s capital;

•
granted Shenzhen Ritar the land use rights at RMB 48,000/mu (approximately $9.35 per square meter) for the first phase construction regardless whether Shenzhen Ritar elects to conduct the investment in the second and third phases; and

•	reserved the land contemplated by the Songmu Investment Agreement for Shenzhen Ritar’s second and third phase investments until December 2008 and October 2009, respectively.

As of June 30, 2007, the Company has paid $0.426 million (RMB 3.3 million) for 45,861 M² land as the first period of construction.

21. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $87,805 and $42,120 for the six months ended June 30, 2007 and 2006 respectively.

22. Warranty

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying balance sheet. Changes in the Company’s warranty liability were as follows:

Warranty accrual, beginning of period	$125,414
Warranty accrued during the period	32,749
Adjustments to pre-existing accruals	-
Actual warranty expenditures	(60,828)

Closing balance	$97,335

23. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	Six months ended
	June 30
	2007	2006

Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	12%	5%
Zhejing Xin Yue Shen Electric Vehicle Co., Ltd.	11%	3%
Zhong Da Dian Zi (Jiang Su) Company Limited	4%	10%

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23. Concentrations, Risks, and Uncertainties (continued)

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Six months ended
	June 30
	2007	2006

Quanzhou City Kaiying Power Company Limited	19%	-
Fu Jian Da Hua Company Limited	19%	22%
Fu Jian Quan Zhou Huarui Power Company Limited	27%	30%
Zhongshan Bao Li Xu Battery Company Limited	8%	11%

24. Operating Risk

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

Foreign currency risk

Most of the transactions of the Company were settled in RMB and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Six months ended
	June 30
	2007	2006

PRC	$11,497,207	$8,055,340
Outside PRC
- Hong Kong	911,479	1,955,213
- other countries, less than 10% of total sales individually	8,843,921	5,221,044
Total outside PRC	9,755,400	7,176,257

Total net sales	$21,252,607	$15,231,597

	Three months ended
	June 30
	2007	2006

PRC	$6,500,221	$4,557,087
Outside PRC
- Hong Kong	139,966	851,790
- other countries, less than 10% of total sales individually	5,784,229	3,178,777
Total outside PRC	5,924,195	4,030,567

Total net sales	$12,424,416	$8,587,654

26. Subsequent Events

On July 4, 2007, Shenzhen Ritar invested additional $1,250,000 (RMB10,000,000) into the wholly-owned subsidiary Hengyang Ritar as registered capital, and total registered capital will be $3,750,000 (RMB $30,000,000).

On August 1, 2007, the Company obtained banking facilities from Citibank (China) Co., Limited, Shenzhen Branch amounting to $5,000,000 including discounting bills and finance paid to accounts payable. The annual interest rate is 5.7285% to 6.03% respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to “we,” “us,” or “our,” are references to the combined business of China Ritar Power Corp. and its direct and indirect subsidiaries. References to “Ritar” are references to “Ritar International Group Limited,” China Ritar Power Corp.’s wholly-owned subsidiary, which was incorporated in the British Virgin Islands and Ritar International Group Limited’s subsidiaries listed below. References to “Shenzhen Ritar” are references to “Shenzhen Ritar Power Co., Ltd,” a wholly-owned Chinese operating subsidiary of Ritar International Group Limited. References to “Huizhou Ritar” are references to “Ritar Power (Huizhou) Co., Ltd.,” a wholly-owned Chinese subsidiary of Ritar International Group Limited, which is not yet operating. References to “Shanghai Ritar” are references to “Shanghai Ritar Power Co., Ltd.,” a majority-owned Chinese operating subsidiary of Shenzhen Ritar. References to “Hengyang Ritar” are references to “Hengyang Ritar Power Co., Ltd.,” a newly-formed wholly-owned Chinese subsidiary of Shenzhen Ritar, which is not yet operating. References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to the “British Virgin Islands.” References to “SEC” are references to the United States Securities and Exchange Commission. References to “RMB” are to Renminbi, the legal currency of China, and all references to “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview

During the second quarter of 2007, we experienced solid growth in sales. Sales revenues increased from approximately $8.59 million for the second quarter of 2006 to approximately $12.42 million for the second quarter of 2007, representing a 44.68% increase. The cost of sales was approximately $9.75 million. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the second quarter of 2007 was about 21.56%.

The following are some highlights for the second quarter of 2007:

•	Achieved revenues of approximately $12.42 million for the second quarter of 2007, up 44.68% from the same quarter of last year.

•	Gross margin was 21.56% for the second quarter of 2007, compared to 18.26% for the same period in 2006.

•	Operating profit was approximately $1.87 million for the second quarter of 2007, representing an increase in operating profit from approximately $1.49 million during the same period last year.

•	Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 8.80% for the second quarter of 2007, compared to 9.79% during the same period in 2006.

•	Net income was $1.42 million for the second quarter of 2007, an increase of 15.84% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 6.68% for the second quarter of 2007, compared to 8.05% for the same period in 2006.

•	Fully diluted earnings per share was $0.048 for the second quarter of 2007.

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

We serve about 700 customers in 56 countries with approximately $11.50 million or 54.10% of our net sales during the six-month period ended June 30, 2007 attributable to China and approximately $9.75 million or 45.90% attributable to other countries. Our overseas sales accounted for approximately 45.90%, 46.57% and 38.7% of total sales in for the six-month period ended June 30, 2007, 2006 and 2005, respectively. Our sales to Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd. and Zhejiang Xin Yue Shen Electric Vehicle Co., Ltd. accounted for approximately 12% and 11% of our revenues during the second quarter of 2007, respectively.

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

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Recent Developments

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. A copy of this agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

In connection with the short-term credit facility agreement, Shenzhen Ritar entered into a bill discount service agreement, dated August 1, 2007, with Citibank (China) Co., Ltd., Shenzhen Branch. Pursuant to this agreement, Shenzhen Ritar may from time to time request an advance or advances of any amount equal to the difference between the face value of commercial bills and the discount interest charged by the bank. Under the agreement, the current annual discount rate is 5.7285%. Advances must be made by the bank within one business day after Shenzhen Ritar’s submission of required documents. A copy of this agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

On April 15, 2007, our Chinese subsidiary Shenzhen Ritar entered into an agreement for stationing project into industrial park (“Songmu Investment Agreement”), with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China (“Songmu Industrial Park”) to purchase land use rights for approximately 266,667 square meters of land for the purpose of building our new subsidiary Hengyang Ritar for lead acid battery plates in this industrial park. On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement. The project is expected to proceed in three phases, extended over a four-year period, which began this past April. We have already invested $2.5 million under the agreement on April 20, 2007. We intend to finance the remaining portion of the cash necessary for the project through a combination of our own internally generated cash and bank financing. It is expected to reach a point where our production capacity ultimately could be as high as 85,000 metric tons of lead acid battery plates with an annual output value projected to be over $300 million. We anticipate that once the facility becomes operational, which is expected to be in October 2007, the initial rated capacity will be at least 21,600 metric tons of lead acid battery plates annually.

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

The following analysis discusses changes in the financial condition and results of operations as of and for the three month and nine month periods ended on June 30, 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table summarizes the results of our operations during the three-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2006 to the three-month period ended June 30, 2007.

	Three-Month Period		Three-Month Period
	Ended June 30, 2007		Ended June 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues

Revenue	$12,424	100.00%	$8,588	100.00%
Cost of sales	(9,745)	78.44%	(7,019)	81.74%
Gross profit	2,679	21.56%	1,569	18.26%
Salaries	(343)	2.76%	(133)	1.55%
Sales commission	(108)	0.87%	(54)	0.63%
Other selling, general and administrative expenses	(1,017)	8.18%	(587)	6.84%
Income before income taxes and minority interests	1,152	9.27%	740	8.62%
Income taxes	(163)	1.31%	(49)	0.57%
Net income	$993	7.99%	$657	7.66%

	Three-Month	Three-Month	Dollar	Percentage (%)
	Period Ended	Period Ended	Increase	Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
	Dollars in Thousands

Revenue	$12,424	$8,588	$3,837	44.68%
Cost of sales	(9,745)	(7,019)	2,726	38.84%
Gross profit	2,679	1,569	1,111	70.81%
Salaries	(343)	(133)	210	157.84%
Sales commission	(108)	(54)	54	100.01%
Other selling, general and administrative expenses	(1,017)	(587)	430	73.17%
Income taxes	(163)	(49)	114	230.66%
Net income	$993	$657	$335	51.02%

Revenues. Revenues increased approximately $3.84 million, or 44.68% to approximately $12.42 million for the three months ended June 30, 2007 from approximately $8.59 million for the same period in 2006. This increase was mainly attributable to increased sales of UPS batteries in overseas markets by adopting active market strategies. In addition, because of our expanded production capacity and increased cash flow, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity. Furthermore, we raised the sale price in order to offset the increased raw material price. Management expects that we will get a higher growth rate during the next half of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $2.73 million, or 38.84% to approximately $9.75 million for the three months ended June 30, 2007 from approximately $7.02 million for the same period in 2006. This increase was due to an increase of sales volume. As a percentage of revenues, the cost of goods sold decreased to78.44% during the three months ended June 30, 2007 from 81.74 % in the same period of 2006. Such increase of gross margin was mainly attributable to improved technology which allowed us to reduce raw material consumption per unit of production and the scale of economy which allowed us to reduce our per unit costs of labor and equipment because of the significant increase of sales volume. Such increase was partly offset by the increased cost of lead which is the main raw material of our products.

Gross Profit. Our gross profit increased approximately $1.11 million, or 70.81% to approximately $2.68 million for the three months ended June 30, 2007 from approximately $1.57 for the same period in 2006. Gross profit as a percentage of revenues was 21.56% for the three months ended June 30, 2007, an increase of 3.3% from 18.26% for the same period of 2006. Such percentage increase was mainly due to the cost of sales as a percentage of revenues decreased as discussed above.

Salaries. Salaries increased approximately $0.21 million, or 157.84% to approximately $0.34 million for the three months ended June 30, 2007 from $0.13 million for the same period in 2006. As a percentage of revenues, salaries increased to 2.76% for the three months ended June 30, 2007 from 1.55% for the same period of 2006. The dollar increase of salaries was mainly attributable to increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of our sales staff, management level staff and research and development staff so that we could motivate the core team to contribute more to the company.

Sales Commission. Sales commission increased approximately $0.06 million, or 100.01% to approximately $0.11 million for the three months ended June 30, 2007 from $0.05 million for the same period of 2006. As a percentage of revenues, sales commission increased to 0.87% for the three months ended June 30, 2007 from 0.63 % for the same period of 2006. During the three months ended June 30, 2007, we adopted active marketing strategies to promote our products which resulted in the increase in sales volume to new customers and sales commission accordingly. We paid sales commission to sales agents mainly for any sale to new customers.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.43 million, or 73.17% to approximately $1.02 million for the three months ended June 30, 2007 from $0.59 million for the same period of 2006. As a percentage of revenues, other selling, general and administrative expenses increased to 8.18% for the three months ended June 30, 2007 from 6.84% for the same period of 2006. The dollar increase of other selling, general and administrative expenses was mainly attributable to an increase in legal and professional fees relating to public listing and the increased costs in connection with improving our internal control.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $0.41 million or 55.66% to approximately $1.15 million for the three months ended June 30, 2007 from approximately $0.74 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues increased to 9.27% for the three months ended June 30, 2007 from 8.62% for the same period of 2006 due to the factors described above.

Income Taxes. Our subsidiary Shenzhen Ritar is subject to Chinese enterprises income tax or EIT at a rate of 15% of the assessable profits. As approved by the local tax authority in the PRC, Shenzhen Ritar was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2003. Accordingly, Shenzhen Ritar was subject to a tax rate of 7.5% for 2005, 2006 and 2007. Furthermore, Shenzhen Ritar, as a Foreign Investment Enterprise or FIE engaged in advanced technology industry, was approved to enjoy a further 50% tax exemption for 2008, 2009 and 2010.

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

Income taxes increased approximately $0.11 million to approximately $0.16 million for the three months ended June 30, 2007 from approximately $0.05 million for the same period of 2006. We paid more taxes during the second quarter of 2007 mostly because of the increased income in the second quarter of 2007 compared to the second quarter of 2006.

Net Income. Net income increased approximately $0.34 million, or 51.02% to approximately $0.99 million for the three months ended June 30, 2007 from approximately $0.66 million for the same period of 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2006 to the six-month period ended June 30, 2007.

	Six-Month Period		Six-Month Period
	Ended June 30, 2007		Ended June 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues

Revenue	$21,253	100.00%	$15,232	100.00%
Cost of sales	(16,951)	79.76%	(12,283)	80.64%
Gross profit	4,302	20.24%	2,949	19.36%
Salaries	(612)	2.88%	(226)	1.48%
Sales commission	(235)	1.10%	(171)	1.12%
Other selling, general and administrative expenses	(1,584)	7.45%	(1,061)	6.97%
Income before income taxes and minority interests	1,629	7.67%	1,383	9.08%
Income taxes	(214)	1.00%	(119)	0.78%
Net income	$1,420	6.68%	$1,226	8.05%

	Six-Month	Six-Month	Dollar	Percentage (%)
	Period Ended	Period Ended	Increase	Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
	Dollars in Thousands

Revenue	$21,253	$15,232	$6,021	39.53%
Cost of sales	(16,951)	(12,283)	4,668	38.01%
Gross profit	4,301	2,949	1,353	45.87%
Salaries	(612)	(226)	386	171.32%
Sales commission	(235)	(171)	63	36.90%
Other selling, general and administrative expenses	(1,584)	(1,061)	523	49.29%
Income taxes	(214)	(119)	95	80.02%
Net income	$1,420	$1,226	$194	15.84%

Revenues. Revenues increased approximately $6.02 million, or 39.53% to approximately $21.25 million for the six months ended June 30, 2007 from approximately $15.23 million for the same period in 2006. This increase was mainly attributable to increased sales of UPS batteries in overseas markets by adopting active market strategies. In addition, because of our expanded production capacity and increased cash flow, we were able to fulfill more orders from our existing customers whose demands did not fully met in the previous years due to our limited production capacity. Furthermore, we raised the sale price in order to offset the increased raw material price. Management expects we will get a higher growth rate in the remainder of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $4.67 million, or 38.01% to approximately $16.95 million for the six months ended June 30, 2007 from approximately $12.28 million for the same period in 2006. This increase was due to an increase of sales volume. As a percentage of revenues, the cost of goods sold decreased to79.76% during the six months ended June 30, 2007 from 80.64 % in the same period of 2006. Such decrease of gross margin was mainly attributable to more efficient cost control managements.

Gross Profit. Our gross profit increased approximately $1.35 million, or 45.87% to approximately $4.30 million for the six months ended June 30, 2007 from approximately $2.95 for the same period in 2006. Gross profit as a percentage of revenues was 20.24% for the six months ended June 30, 2007, an increase of 0.88% from 19.36% for the same period of 2006. Such percentage increase was mainly due to the decreased cost of goods sold as percentage of revenues as discussed above. Management expects that the gross margin is likely to be higher during the remainder of the year due to the scale of economy.

Salaries. Salaries increased approximately $0.39 million, or 171.32% to approximately $0.61 million for the six months ended June 30, 2007 from $0.23 million for the same period in 2006. As a percentage of revenues, salaries increased to 2.88% for the six months ended June 30, 2007 from 1.48% for the same period of 2006. The dollar increase of salaries was mainly attributable to the increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of our sales staff, management level staff and research and development staff so that we could motivate the core team to contribute more to the company.

Sales Commission. Sales commission increased approximately $0.06 million, or 36.90% to approximately $0.23 million for the six months ended June 30, 2007 from approximately $0.17 million for the same period of 2006. As a percentage of revenues, sales commission decreased to 1.10 % for the six months ended June 30, 2007 from 1.12% for the same period of 2006 even as a percentage of revenues, sales commission increased to 0.87% for the three months ended June 30, 2007 from 0.63 % for the same period of 2006. During the six months ended June 30, 2007, our sales commission did not increase proportionally as our revenues increased and we paid sales commission to sales agents mainly for those sales to new customers. We believe that the dollar increase of sales commission is consistent with the increase of sales volume and the expansion of our customer base.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.52 million, or 49.29% to approximately $1.58 million for the six months ended June 30, 2007 from approximately $1.06 million for the same period of 2006. As a percentage of revenues, other selling, general and administrative expenses increased to 7.45% for the six months ended June 30, 2007 from 6.97% for the same period of 2006. The dollar increase of other selling, general and administrative expenses was mainly attributable to an increase in legal and professional fees relating to public listing and the increased costs in connection with improving our internal control.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $0.25 million or 17.78% to approximately $1.63 million for the six months ended June 30, 2007 from approximately $1.38 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 7.67% for the six months ended June 30, 2007 from 9.08% for the same period of 2006. The percentage decrease was mainly attributable to the increase of operating expense in the six months ended June 30, 2007 compared to the same period of 2006.

Income Taxes. Income taxes increased approximately $0.09 million to approximately $0.21 million for the six months ended June 30, 2007 from approximately $0.12 million for the same period of 2006. We paid more taxes in the first six months in 2007 mostly because of the increased income in the six months ended June 30, 2007 compared to the same period of 2006.

Net Income. Net income increased approximately $0.19 million, or 15.84% to approximately $1.42 million for the six months ended June 30, 2007 from approximately $1.23 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of $4.55 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$(5,686)	$(126)
Net cash provided by (used in) investing activities	$(558)	$(151)
Net cash provided by (used in) financing activities	$9,639	$696
Net cash flow	$3,597	$425

Operating Activities

Net cash used in operating activities was approximately $5.69 million for the six-month period ended June 30, 2007, which is an increase of approximately $5.56 million from $0.13 million net cash used in operating activities for the same period of 2006. The increase of the cash used in operating activities was mainly attributable to approximately $6.35 million increase in inventory to approximately $12.32 millions as of June 30, 2007 from approximately $5.97 million as of December 31, 2006. The increase in inventory was mainly attributable to our anticipation that the price of lead, our major raw materials, will rise in the coming months. We raised our purchase of raw materials in the six months ended June 30, 2007 and kept higher inventory level as of June 30, 2007 to reduce the risk of rising lead price.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six-month period ended June 30, 2007 was approximately $0.56 million, which is an increase of approximately $0.41 million from net cash used in investing activities of approximately $0.15 million for the same period of 2006 due to the increase of payments to acquire property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the six -month period ended June 30, 2007 was $9.64 million, which is an increase of $8.93 million from $0.70 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to $10.71 million net proceeds we received from the private placement transaction in February 2007. Such increase was partly offset by the repayment of bank borrowings.

Loan Facilities

As of June 30, 2007, the amounts and maturity dates for our bank loans were as follows. There are no financial covenants or ratios under each of the loan agreements.

No	Contracting Party	Valid Date	Duration	Amount

1	DBS Bank (Hong Kong) Limited, Shenzhen Branch	4/12/2006-4/12/2008	2 years	286,893

2	Dah Sing Bank Limited	23/1/2006-23/1/2008	2 years	56,171

	Total			343,064

As shown in the above table, we have $0.06 million in loans maturing on or before the end of January of 2008. We plan to either repay this debt as it matures or refinance this debt with other debt.

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

On April 15, 2007, our Chinese subsidiary Shenzhen Ritar entered into an agreement for stationing project into industrial park (“Songmu Investment Agreement”), with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China (“Songmu Industrial Park”). Under the Songmu Investment Agreement, Shenzhen Ritar agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in its new subsidiary Hengyang Ritar, located in this industrial park. The project will be constructed in three phases within the next four years. Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. On April 20, 2007, we invested $2,500,000 into Hengyang Ritar. On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement (“Supplemental Agreement”) that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement which, among other things, provided the following:

•	decreased Shenzhen Ritar’s required investment amount during the first phase construction from RMB 0.2 billion (approximately $26.2 million) to RMB 0.12 billion (approximately $15.7 million);
•
provided Shenzhen Ritar with the option, exercisable in its sole discretion, to proceed to the second and third phase investments depending on the investment environment in the Songmu Industrial Park and the availability of Shenzhen Ritar’s capital;

•
granted Shenzhen Ritar the land use rights at RMB 48,000/mu (approximately $9.35 per square meter) for the first phase construction regardless whether Shenzhen Ritar elects to conduct the investment in the second and third phases; and

•	reserved the land contemplated by the Songmu Investment Agreement for Shenzhen Ritar’s second and third phase investments until December 2008 and October 2009, respectively.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2007:

Payments in thousands of U.S. dollars

		Less than			More than 5
	Total	one year	1-3 years	3-5 years	years
Long term debt obligations	$343	$144	$199	-	-
Operating lease obligations	1,533	372	1,161	-	-
Total	$1,876	$516	$1,360	-	-

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

•
Trade accounts receivable -Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

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

Leasehold improvement	5 years
Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

•
Revenue recognition- Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

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

•
Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2007 and 2006, research and development costs expensed to operating expenses were approximately $146,953, and $103,073 respectively.

•
Post-retirement and post-employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

•
Use of estimates- The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Recent Changes in Accounting Standards

•	SFAS 157, “Fair Value Measurements” -

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of RMB bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for RMB bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2007 would decrease net income before income taxes by approximately $1,220 for the three months ended June 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Jiada Hu, our President and Chief Executive Officer, and Zhenghua Cai, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

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

10.1	Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd.
10.2	Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd.
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 17, 2007

CHINA RITAR POWER CORP.

Date:	By:	/s/ Zhenghua Cai
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

10.1	Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd.
10.2	Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd.
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.