Form 10-Q/A
period 2007-03-31
China Ritar Power Corp.
filed 2007-11-16
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A

AMENDMENT NO. 2

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-25901

CHINA RITAR POWER CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0422564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, originally filed on May 21, 2007, is being filed to restate our unaudited consolidated financial statements for the three months ended March 31, 2007. For the adjustments made as a result of the restatement, see Note 25 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” We have restated ITEM 1 Financial Statements and ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in their entirety in this Amendment No. 2 to Quarterly Report on Form 10-Q/A.

No other information in the Original Filing has been amended or modified hereby. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Restated)	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6-F-30

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$9,542,742	$954,843
Accounts receivables, net of allowances of $338,318 and $356,414 (Note 6)	6,902,364	7,326,931
Inventories (Note 7)	7,576,018	5,968,138
Deferred offering costs	-	315,448
Other current assets (Note 13)	831,670	544,849
Restricted cash (Note 14)	5,000	1,120,000

Total current assets	24,857,794	16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 10)	1,429,190	1,416,277
Intangible assets, net	12,512	20,541
Due from related parties (Note 8)	211,908	668,022

Total assets	$26,511,404	$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,476,880	$8,110,784
Income and other tax payable (Note 15)	1,694,382	1,623,097
Accrued salaries	157,691	210,403
Due to related parties	381,354	-
Other current liabilities (Note 16)	1,112,678	631,297
Current portion of long term debt (Note 12)	302,448	387,481
Short term loans (Note 11)	64,592	1,896,203

Total current liabilities	10,190,025	12,859,265

Long-term liabilities:
Long-term loans (Note 12)	121,110	159,897

Total liabilities	10,311,135	13,019,162

Minority interest in consolidated subsidiaries(Note 17)	51,433	51,163
Commitments and contingencies (Note 19)		-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, at $.001 par value; authorized 100,000,000 shares authorized, 18,954,267 and 11,694,663 equivalent shares issued and outstanding	18,954	11,695
Additional paid-in capital	11,361,520	954,731
Retained earnings	4,663,217	4,246,938
Accumulated other comprehensive income	105,145	51,360

Total stockholders’ equity	16,148,836	5,264,724

Total liabilities and stockholders’ equity	$26,511,404	$18,335,049

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31
	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$8,828,191	$6,643,943

Cost of sales	7,206,064	5,263,682

Gross profit	1,622,127	1,380,261
Operating expenses
Salaries	269,248	92,633
Sales commission	126,209	117,151
Other selling, general and administrative expenses	567,372	473,920
Additional expenses	10,643	-

	973,472	683,704

Operating profit	648,655	696,557

Other income and (expenses)
Interest income	5,230	103
Interest expense	(84,316)	(28,178)
Exchange loss	(101,754)	(25,151)
Other expenses	(1,093)	-

Other (expenses)	(181,933)	(53,226)

Income before income taxes and minority interests	466,722	643,331

Income taxes	(50,677)	(69,375)

Income before minority interests	416,045	573,956

Minority interests share loss (profit)	234	(5,749)

Net income	416,279	568,207

Other comprehensive income (loss)
Foreign currency translation adjustment	53,785	(18,815)

Comprehensive income	$470,064	$549,392

Earnings per share:
- Basic	$0.03	$0.05
- Diluted	$0.03	$0.05

Weighted average number of shares outstanding:
- Basic	15,243,803	11,694,663
- Diluted	16,027,961	11,694,663

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(RESTATED)

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Shareholder
		$	$	$	$	$
Balance at December 31, 2005	11,694,663	11,695	953,731	384,585	(601)	1,349,410
Additional paid in capital			1,000			1,000
Net income for the year				3,862,353		3,862,353
Foreign currency translation difference					51,961	51,961
Balance at December 31, 2006	11,694,663	11,695	954,731	4,246,938	51,360	5,264,724
Recapitalization	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-	-	12,250,000
Cost of raising capital			(1,835,952)		-	(1,835,952)
Share issued for placement agent as offering costs at $2.14	135,295	135	289,396	-	-	289,531
Cost of raising capital to placement agent	-	-	(289,531)	-		(289,531)
Net income for the period	-	-	-	416,279	-	416,279
Foreign currency translation difference	-	-	-	-	53,785	53,785

Balance at March 31, 2007	18,954,267	18,954	11,361,520	4,663,217	105,145	16,148,836

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Operating activities
Income for the period	$416,279	$568,207
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	119,599	79,467
(Recovery of) provision for doubtful debts-Accounts receivable	(21,538)	-
(Recovery of) provision for doubtful debts- Other receivables	(1,168)	16,507
Minority interests	(235)	8,843
Changes in non-cash operating working capital items:
Accounts receivables	516,657	(789,874)
Inventories	(1,542,744)	(1,229,616)
Other current assets	(279,156)	(313,630)
Accounts payable	(1,690,177)	679,373
Income and other tax payable	55,007	225,486
Accrued salaries	(54,579)	(188,229)
Other current liabilities	442,047	269,808
Net cash used in operating activities	(2,040,008)	(673,658)

Investing activities
Loan to related parties	838,809	391,794
Sales proceeds of fixed assets	8,061	-
Disposal of fixed assets	1,057	-
Purchase of equipment	(140,546)	(67,359)
Net cash provided by investing activities	707,381	324,435

Financing activities
Proceeds from issuance of share capital	10,414,048	-
Cash acquired from RTO	373	-
Proceeds from other loan borrowings	35,865	314,196
Proceeds from bank borrowings	-	445,775
Repayment of other loan borrowings	(85,374)	(110,958)
Repayment of bank borrowings	(1,922,333)	(145,453)
Restricted cash	1,126,644	-
Deferred offering costs	317,319	-
Net cash provided by financing activities	9,886,542	503,560

Effect of exchange rate changes on cash	33,984	9,019

Net increase in cash and cash equivalents	8,587,899	163,356

Cash and cash equivalents, beginning of period	954,843	496,714

Cash and cash equivalents, end of period	$9,542,742	$660,070

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$71,097	$53,329
Income taxes paid	$50,677	$69,375

See accompanying notes to condensed consolidated financial statement

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

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
(RESTATED)

2.  Organization and Basis of Preparation of Financial Statements (Continued)

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

Pursuant to a registration rights agreement entered into between the Company and certain investors, dated as of February 16, 2007 (the “Registration Rights Agreement”), the Company was under contractual obligation to register the shares of its common stock sold to these investors in the February 2007 private placement as well as shares of common stock issuable upon exercise of the warrants it issued to these investors and the placement agent in connection with this private placement within 30 days following the closing of the private placement. However, there are no liquidated damages provisions in the Registration Rights Agreement.

Ritar International Group Limited

On July 22, 2006, Ritar International was incorporated with limited liability in the British Virgin Islands and was inactive until November 21, 2006 when Ritar International acquired all the issued and outstanding stock of Shenzhen Ritar Power Co., Limited (“Shenzhen Ritar”). Shenzhen Ritar is an operating company incorporated in Shenzhen, the People’s Republic of China (the “PRC”) in May, 2002.

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited (together “Shenzhen Ritar”). On November 21,2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a transaction between entities under common control, whereby Ritar International recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts. The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has two operating subsidiaries: Shenzhen Ritar and Shanghai Ritar Power Co., Limited (“Shanghai Ritar”). Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu.

In November 2006, the Company formed a subsidiary in Guangdong Province in China called Ritar Power (Huizhou) Co., Ltd. (“Huizhou Ritar”). Huizhou Ritar is not yet operating. The Company intends to begin manufacturing its products in Huizhou in addition to Shenzhen and Shanghai and the Company expects that Huizhou Ritar will be its operating subsidiary for its future Huizhou manufacturing operations.

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
(RESTATED)

2.  Organization and Basis of Preparation of Financial Statements (Continued)

On September 10, 2004, Shenzhen Ritar declared a dividend of $603,391 (equivalent to RMB5,000,000) and converted it to capital at the same amount. The capital was increased to $965,426 (equivalent to RMB8,000,000).

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Zhenjie Gong and Mr. Wanxiu He sold the shares to Mr. Jiada Hu. After the transfer, Mr. Jiada Hu became the majority shareholder, owning 81% of the shareholdings.

On May 25, 2006, Mr. Jiada Hu personally sold his shares to other individuals, and finally, Mr. Jiada Hu is the major shareholder and owns 78% of the shareholdings.

On July 22, 2006, all shareholders of Shenzhen Ritar sold all of the issued and outstanding stock to Ritar International.

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

On July 22, 2006, Shenzhen Ritar sold its 60% interest in Shenzhen Ribitar to Mr. Jiada Hu at a purchase price of $37,527 (equivalent to RMB300,000).

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006. The planned investment amount is $30 million, and registered capital is $12 million. According to the capital verification report, Ritar International paid US$8.6 million to Huizhou Ritar as paid in capital up to March 31, 2007. The new company has received its business license from the local government.

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
(RESTATED)

3.  Summary of Significant Accounting Policies - Continued

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2007 and 2006, research and development costs expensed to operating expenses were approximately $57,966, and $51,767 respectively.

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $1,094 and $988 for the three months ended March 31, 2007 and 2006 respectively.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

3.  Summary of Significant Accounting Policies - Continued

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

The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the three months ended March 31, 2007 and 2006, we have provided warranty expenses amounted to approximately $18,854 and $ 18,814 respectively and are included in its selling expenses.

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
(RESTATED)

3.  Summary of Significant Accounting Policies - Continued

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

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”-

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Group recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Group on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

4.  Recent Changes in Accounting Standards - Continued

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

5.  Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31	December 31
	2007	2006

Cash at bank	$9,443,189	$915,449
Cash on hand	99,553	39,394

Total	$9,542,742	$954,843

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of March 31, 2007 and December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

Deposits pledged for general banking facilities are $0 and $1,120,000 as of March 31, 2007 and December 31, 2006 respectively which is classified as restricted cash. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11 and 12).

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

6.  Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	March 31	December 31
	2007	2006

Accounts receivable - pledged to banks	$-	$31,157
Accounts receivable - others	7,240,682	7,652,188
	7,240,682	7,683,345
Less: allowances for doubtful accounts	(338,318)	(356,414)
Total	$6,902,364	$7,326,931

Concentrations in accounts receivable -At March 31, 2007, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $969,433, represented 13% of total accounts receivable in aggregate. At December 31, 2006, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $1,929,877, representing 26% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At March 31, 2007 and December 31, 2006, the financing charge amounted to 1.5 times of the PRC best interest rate of the receivables assigned.

The Company pledged account receivables as short term financing. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of account receivables pledged to banks at March 31, 2007 and December 31, 2006 were $0 and $31,157, respectively.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

8.  Amounts due from related parties

Amount due from related parties consist of the following:

	March 31	December 31
	2007	2006

Amount due from related parties
Mr. Jiada Hu	$-	$627,571
Mr. Jianjun Zeng	20,319	2,441
	20,319	630,012
Amount due from related company
Shenzhen Ribitar Power Co., Limited	191,589	38,010
Total	$211,908	$668,022

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
(RESTATED)

9.  Related party transactions - continued

(b) Summary of related party transactions

	Three months ended
	March 31
	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$9,651	$7,448
Mr. Bin Liu	2,702	1,862
Ms. Hengying Peng	2,779	1,862
Mr. Jianjun Zeng	4,632	2,979
Mr. Hongwei Zhu	2,702	1,862

Total	$22,466	$16,013

Rent paid to a director:
Mr. Jiada Hu	$10,793	$6,942

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$13,431	$24,858

10.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31	December 31
	2007	2006
At cost:
Leasehold improvement	$61,271	$35,564
Plant and machinery	1,791,018	1,776,424
Furniture, fixtures and equipment	154,987	113,186
Motor vehicles	427,989	377,108
Total	2,435,265	2,302,282

Less: accumulated depreciation and amortization	1,006,075	886,005
Net book value	$1,429,190	$1,416,277

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

11.  Short Term Loans

As of March 31, 2007 and December 31, 2006, the Company has the following short-term bank loans:

	March 31	December 31
	2007	2006

Loans repayable within one year	$64,592	$1,896,203

Short-term loans as of March 31, 2007 and December 31, 2006 consist of the following:

				March 31	December 31
Banker	Loan period	Interest rate	Secured by	2007	2006

(1) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	AR Credit	-	$31,157
(2) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	Unsecured	-	255,836
(3) DBS Bank	2006-12-30 to 2007-03-30	7.812%	Deposit	-	997,762
(4) DBS Bank	2006-12-31 to 2007-04-02	7.812%	Deposit	-	127,918
(5) Mr. Dongjie Wu	2006-09-05 to 2007-03-04	12%	Unsecured	-	63,959
(6) Mr. Tie Li	2006-09-25 to 2006-12-25	12%	Unsecured	-	255,836
(7) Fengxian Yangwang Village	2006-11-05 to 2007-03-10	15%	Unsecured	-	99,776
(8) Fu Lu Shou	2006-05-13 to 2007-05-13	15%	Unsecured	64,592	63,959

				$64,592	$1,896,203

(8) In order to support the expansion of the business and purchase of raw materials, a short term loan of $64,592 is credited from individual Fu Lu Shou with interest rate 15%.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

12.  Long-Term Loans

As of March 31, 2007 and December 31, 2006, the Company has the following long-term loans:

	March 31	December 31
	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$13,431	$24,858

Other borrowing from Pacific Finance is financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02,2008 with 1 month advance rental , secured by Jiada Hu Hengying, Peng, Jianjun Zeng and Shenzhen Ritar Power Co., Ltd.	127,537	185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Hengying Peng.	282,590	319,795

Total loans	423,558	547,378
Less: current portion	(302,448)	(387,481)
Long-term loans, less current portion	$121,110	$159,897

Future maturities of long-term loans are as follows as of March 31, 2007:
2007	302,448	387,481
2008	121,110	159,897

Total	$423,558	$547,378

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

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

At March 31, 2007, restricted cash of $5,000 represented the cash dividend declared in June 2006 that has not been paid.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

16.  Other current liabilities

Other current liabilities consist of the following:

	March 31	December 31
	2007	2006

Other payable and accrued expenses	$541,202	$504,861
Advance from customers	571,476	126,436

Total	$1,112,678	$631,297

17.  Minority interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. At March 31, 2007 and December 31, 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control .

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company's Consolidated Financial Statements.

18.  Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the three months ended March 31, 2007 and 2006 are 34%.

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

March 31,	2007

2007	$333,187
2008	409,733
2009	130,613
2010	38,217

Total minimum lease payments	$911,750

During the three months ended March 31, 2007, we have rent expenses amounted to $101,057, among which $73,207, $5,041 and , $22,809 were recorded as a part of which was included in the cost of sales, administrative expense and selling expense, respectively.

During the three months ended March 31, 2006, we have rent expenses amounted to $81,651,among which $68,503, $4,366 and $8,782 were recorded as a part of which was included in the cost of sales, administrative expense and selling expense, respectively.

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
(RESTATED)

21.  Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with one customer constituting greater than 10% of the Company’s gross sales:

	Three months ended
	March 31
	2007	2006

Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	12%	5%
Zhejiang Xin Yue Shen Electric Vehicle Co., Ltd.	11%	3%
Zhong Da Dian Zi (Jiang Su) Company Limited	4%	10%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There were bad debt (recovery) and expense of $(22,706) and $15,936 during the three months ended March 31, 2007 and 2006, respectively.

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
(RESTATED)

23. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Three months ended
	March 31
	2007	2006

PRC	$4,996,986	$3,498,253
Outside PRC
- Hong Kong	771,513	1,103,423
- other countries, less than 10% of total sales individually	3,059,692	2,042,267
Total outside PRC	3,831,205	3,145,690

Total net sales	$8,828,191	$6,643,943

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

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Ritar Power Co., Limited (“Hengyang Ritar”), in Hengyang City, Hunan Province of PRC and its principal activity is manufacturing and selling plate and lead-acid battery. Hengyang Ritar is located in the Songmu Industrial Park and is not operating yet.

25.  Restatement of Previously Issued Financial Statements

The Company has restated the equity sections of the Consolidated Balance Sheets and the related Consolidated Statements of Shareholders’ equity for the recapitalization reverse merger consummated in February 2007 and restated weighted-average shares for all periods to reflect the equivalent number of shares received by the acquiring company in the recapitalization reverse merger consummated in February 2007.

1)	To reclassify the additional paid in capital of $2,598 that was wrongly posted to retained earnings and accumulated other comprehensive income;

2)	To transfer the retained earnings and the additional paid in capital (“APIC”) to the additional expense;

3)	To transfer the common stock to the additional expense;

The following is a summary of the restatement for the additional paid in capital and accumulated deficit in the Restatement of Condensed Consolidated Balance Sheet as at March 31, 2007

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

25. Restatement of Previously Issued Financial Statements -Continued

(a)	Adjustment no:	Additional paid in capital	Retained earnings	Accumulated other comprehensive income

As previously reported		11,448,102	$4,575,336	106,444

Reclassify the retained earnings to APIC and other comprehensive income	(1)	2,598	(1,299)	(1,299)
Transfer of APIC to additional expenses	(2)	(87,780)	87,780	-
Transfer of the common stock to additional expenses	(3)	(1,400)	1,400	-

		(86,582)	87,881	(1,299)

Balance as restated as at March 31, 2007		11,361,520	4,663,217	105,145

The following is a summary of the restatements for the current earnings in the Restatement of Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2007:

(b)	Adjustment no:	Increase/(Decrease) in Current Earnings
Transfer of the retained earnings of Concept Venture to additional expenses	(2)	$(99,823)
Transfer of the APIC to additional expenses	(2)	87,780
Transfer of the common stock to additional expenses	(3)	1,400

Increase in current earnings for the three months ended March 31, 2007 retained earnings		(10,643)

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Restatement of Condensed Consolidated Balance Sheet as at March 31, 2007

ASSETS	As previously reported		Restatement	As Restated
Current assets:	March 31, 2007
Cash and cash equivalents	$9,542,742			$9,542,742
Accounts receivables, net of allowances of $338,318	6,902,364			6,902,364
Inventories	7,576,018			7,576,018
Deferred offering costs	-			-
Other current assets	831,670			831,670
Restricted cash	5,000			5,000

Total current assets	24,857,794			24,857,794

Property, plant and equipment:
Property, plant and equipment, net	1,429,190			1,429,190
Intangible assets, net	12,512			12,512
Due from related parties	211,908			211,908

Total assets	$26,511,404			$26,511,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,476,880			$6,476,880
Income tax and other tax payable	1,694,382			1,694,382
Accrued salaries	157,691			157,691
Due to related party	381,354			381,354
Other current liabilities	1,112,678			1,112,678
Current portion of long term debt	302,448			302,448
Short term loans	64,592			64,592

Total current liabilities	10,190,025			10,190,025

Long-term liabilities:
Long-term loans	121,110			121,110
	121,110			121,110

Total liabilities	10,311,135			10,311,135

Minority interest in consolidated subsidiaries	51,433			51,433

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, at $.001 par value; authorized 100,000,000 shares authorized, 18,954,267 equivalent shares issued and outstanding	18,954			18,954
Additional paid-in capital	11,448,102	(a)	(86,582)	11,361,520
Retained earnings	4,575,336	(a)	87,881	4,663,217
Accumulated other comprehensive income	106,444	(a)	(1,299)	105,145

Total stockholders’ equity	16,148,836			16,148,836

Total liabilities and stockholders’ equity	$26,511,404			$26,511,404

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Restatement of Condensed Consolidated Statements of Income and Comprehensive Income

	As previously reported	Restatement	As Restated
	For The Three Months Ended March 31, 2007

Revenue	$8,828,191		$8,828,191

Cost of sales	7,206,064		7,206,064

Gross profit	1,622,127		1,622,127
Operating expenses
Salaries	269,248		269,248
Sales commission	126,209		126,209
Other selling, general and administrative expenses	567,372		567,372
Additional expenses	- (b)	10,643	10,643

	962,829		973,472

Operating profit	659,298		648,655

Other income and (expenses)
Interest income	5,230		5,230
Interest expenses	(84,316)		(84,316)
Exchange loss	(101,754)		(101,754)
Other expenses	(1,093)		(1,093)

Other (expenses)	(181,933)		(181,933)

Income before income taxes and minority interests	477,365		466,722

Income taxes	(50,677)		(50,677)

Income before minority interests	426,688		416,045

Minority interests share profit	234		234

Net income	426,922		416,279

Other comprehensive income
Foreign currency translation adjustment	55,084 (a)	(1,299)	53,785

Comprehensive income	$482,006		$470,064

Earning per share:
- Basic	$0.03		$0.03
-Diluted	$0.03		$0.03

Weighted average number of shares outstanding:
- Basic	$15,243,803		$15,243,803
-Diluted	$16,027,961		$16,027,961

Restatement of Condensed Consolidated Statements of Cash Flows

In response to the Staff’s comment, we revisit the statement of cash flow for the three months ended March 31, 2007, we made the followings adjustment according to SFAS 95:

1.	To record the adjustment of the additional expenses of $10,643 for the recapitalization reverse merger consummated in February 2007.
2.	To recalculate the statement of cash flow with the average exchange rate.
3.	To reclassify the restricted cash from operating activities to financing activities.
4.	To reclassify the proceeds from issuance of stock to deferred offering costs of $317,319.
5.	To reclassify the interest paid.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Restatement of Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2007

	For The Three Months Ended March 31, 2007
	As previously reported	Adj No	Restatement	As Restated
Operating activities
Income for the period	$426,922	(1)	$(10,643)	$416,279
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	130,140	(2)	(10,541)	119,599
Allowance of bad debts - Accounts receivable	(21,538)		-	(21,538)
Allowance of bad debts- Other receivable	(1,168)		-	(1,168)
Minority interests	269	(2)	(504)	(235)
Changes in non-cash operating working capital items:			-
Accounts receivables	446,105	(2)	70,552	516,657
Inventories	(1,607,880)	(2)	65,136	(1,542,744)
Other current assets	(285,653)	(2)	6,497	(279,156)
Accounts payable	(1,642,921)	(2)	(47,256)	(1,690,177)
Income tax and other tax payable	71,285	(2)	(16,278)	55,007
Accrued salaries	(52,712)	(2)	(1,867)	(54,579)
Other current liabilities	476,381	(2)	(34,334)	442,047
Restricted cash	1,120,000	(3)	(1,120,000)	-

Net cash used in operating activities	(940,770)		(1,099,238)	(2,040,008)

Investing activities
Loan to related parties	835,469	(2)	3,340	838,809
Sales Proceeds of fixed assets	8,029	(2)	32	8,061
Disposal of fixed assets	1,053	(2)	4	1057
Purchase of equipment	(144,105)	(2)	3,559	(140,546)
Net cash provided by investing activities	700,446		6,935	707,381

Financing activities
Proceeds from issuance of share capital	10,728,197	(2)	(314,149)	10,414,048
Cash acquired from RTO	-	(2)	373	373
Proceeds from other loan borrowings	-	(2)	35,865	35,865
Repayment of other loan borrowings	(85,034)	(2)	(340)	(85,374)
Repayment of bank borrowings	(1,870,398)	(2)	(51,935)	(1,922,333)
Restricted cash	-	(2),(3)	1,126,644	1,126,644
Deferred offering costs	-	(4)	317,319	317,319

Net cash provided by financing activities	8,772,765		1,113,777	9,886,542

Effect of exchange rate changes in cash	55,084	(2)	(21,100)	33,984

Net increase in cash and cash equivalents	8,587,525	(2)	374	8,587,899

Cash and cash equivalents, beginning of period	955,217	(2)	(374)	954,843

Cash and cash equivalents, end of period	$9,542,742		$-	$9,542,742

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$186,070		(114,973)	$71,097
Income taxes paid	$50,677		-	$50,677

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

c) The Company has restated the equity sections of the Consolidated Balance Sheets of $10,695 from Additional Paid In Capital to Common Stock s’ equity for the recapitalization reverse merger consummated in February 2007 in order to have 11,694,663 equivalent shares issued and outstanding as at December 31, 2006.

Restatement of Consolidated Balance Sheet as at December 31, 2006

ASSETS	As Previously Reported		Restatement	As Restated
Current assets:	December 31, 2006
Cash and cash equivalents (Note 5)	$954,843			$954,843
Accounts receivables, net of allowances of $356,414 (Note 6)	7,326,931			7,326,931
Inventories (Note 7)	5,968,138			5,968,138
Deferred offering costs	315,448			315,448
Other current assets (Note 13)	544,849			544,849
Restricted cash (Note 14)	1,120,000		,	1,120,000

Total current assets	16,230,209			16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 10)	1,416,277			1,416,277
Intangible assets, net	20,541			20,541
Due from related parties (Note 8)	668,022			668,022

Total assets	$18,335,049			$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,110,784			$8,110,784
Income and other tax payable (Note 15)	1,623,097			1,623,097
Accrued salaries	210,403			210,403
Other current liabilities (Note 16)	631,297			631,297
Current portion of long term debt (Note 12)	387,481			387,481
Short term loans (Note 11)	1,896,203			1,896,203

Total current liabilities	12,859,265			12,859,265

Long-term liabilities:
Long-term loans (Note 12)	159,897			159,897
	159,897			159,897

Total liabilities	13,019,162			13,019,162

Minority interest in consolidated subsidiaries (Note 17)	51,163			51,163
Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, at $.001 par value; authorized 100,000,000 shares authorized, 11,694,663 equivalent shares issued and outstanding	1,000	(C)	10,695	11,695
Additional paid-in capital	965,426	(C)	(10,695)	954,731
Retained earnings	4,246,938			4,246,938
Accumulated other comprehensive income	51,360			51,360

Total stockholders’ equity	5,264,724			5,264,724

Total liabilities and stockholders’ equity	$18,335,049			$18,335,049

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Restatement of Condensed Consolidated Statements of Cash Flows

We revisit the statement of cash flow for the three months ended March 31, 2006, we made the followings adjustment according to SFAS 95:

1.	To recalculate the statement of cash flow with the average exchange rate.

Restatement of Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2006

	For The Three Months Ended March 31, 2006
	As previously reported	Adj No	Restatement	As Restated
Operating activities
Income for the period	$568,207	(1)	$-	$568,207
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	79,467	(1)	-	79,467
Allowance of bad debts- Other receivable	16,507		-	16,507
Minority interests	8,843	(1)	-	8,843
Changes in non-cash operating working capital items:			-
Accounts receivables	(793,765)	(1)	3,891	(789,874)
Inventories	(1,249,450)	(1)	19,834	(1,229,616)
Other current assets	(318,648)	(1)	5,018	(313,630)
Accounts payable	728,459	(1)	(49,086)	679,373
Income tax and other tax payable	249,392	(1)	(23,906)	225,486
Accrued salaries	(191,241)	(1)	3,012	(188,229)
Other current liabilities	274,125	(1)	(4,317)	269,808

Net cash used in operating activities	(628,104)		(45,554)	(673,658)

Investing activities
Loan to related parties	370,592	(1)	21,202	391,794
Purchase of equipment	(67,328)	(1)	(31)	(67,359)
Net cash provided by investing activities	303,264		21,171	324,435

Financing activities
Proceeds from other loan borrowings	317,158	(1)	(2,962)	314,196
Proceeds from bank borrowings	446,918	(1)	(1,143)	445,775
Repayment of other loan borrowings	(111,242)	(1)	284	(110,958)
Repayment of bank borrowings	(145,826)	(1)	373	(145,453)

Net cash provided by financing activities	507,008		(3,448)	503,560

Effect of exchange rate changes in cash	(18,812)	(1)	27,831	9,019

Net increase in cash and cash equivalents	163,356	(1)	-	163,356

Cash and cash equivalents, beginning of period	496,714	(1)	-	496,714

Cash and cash equivalents, end of period	$660,070		$-	$660,070

Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$53,329		-	$53,329
Income taxes paid	$69,375		-	$69,375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Form 10-Q for the period ended March 31, 2007 that was filed on May 21, 2007; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to “we,” “us,” or “our,” are references to the combined business of China Ritar Power Corp. and its direct and indirect subsidiaries. References to “Ritar” are references to “Ritar International Group Limited,” China Ritar Power Corp.’s wholly-owned subsidiary, which was incorporated in the British Virgin Islands and Ritar International Group Limited’s subsidiaries listed below. References to “Shenzhen Ritar” are references to “Shenzhen Ritar Power Co., Ltd,” a wholly-owned Chinese operating subsidiary of Ritar International Group Limited. References to “Huizhou Ritar” are references to “Ritar Power (Huizhou) Co., Ltd.,” a wholly-owned Chinese subsidiary of Ritar International Group Limited, which is not yet operating. References to “Shanghai Ritar” are references to “Shanghai Ritar Power Co., Ltd.,” a majority-owned Chinese operating subsidiary of Shenzhen Ritar. References to “Hengyang Ritar” are references to “Hengyang Ritar Power Co., Ltd.,” a newly-formed wholly-owned Chinese subsidiary of Shenzhen Ritar, which is not yet operating. References to “China” and “PRC” are references to the “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “SEC” are references to the Untied States Securities and Exchange Commission. References to “RMB” are to Renminbi, the legal currency of China, and all references to “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview

During the first quarter of 2007, we experienced solid growth in sales. Sales revenues increased from approximately $6.64 million for the first quarter of 2006 to approximately $8.83 million for the first quarter of 2007, representing a 32.98% increase. The cost of sales was approximately $7.21 million. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the first quarter of 2007 was about 18.37%.

The following are some highlights for the first quarter of 2007:

•	Achieved revenues of approximately $8.83 million for the first quarter of 2007, up 32.98% from the same quarter of last year.

•	Gross margin was 18.37% for the first quarter of 2007, compared to 20.77% for the same period in 2006.

•	Operating profit was approximately $0.65 million for the first quarter of 2007, representing a decrease in operating profit from approximately $0.70 million during the same period last year.

•	Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 7.35% for the first quarter of 2007, compared to 10.48% during the same period in 2006.

•	Net income was $0.42 million for the first quarter of 2007, a decrease of 26.74% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 4.72% for the first quarter of 2007, compared to 8.55% for the same period in 2006.

•	Fully diluted earnings per share was $0.03 for the first quarter of 2007.

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

We serve about 700 customers in 56 countries with approximately $5.00 million or 56.60% of our net sales during the three-month period ended March 31, 2007 attributable to China and approximately $3.83 million or 43.40% attributable to other countries. Our overseas sales accounted for approximately 43.40%, 46.57% and 38.7% of total sales in for the three-month period ended March 31, 2007, fiscal years of 2006 and 2005, respectively.

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

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Recent Developments:

Before we formed our new subsidiary Hengyang Ritar on April 25, 2007, on April 15, 2007, Shenzhen Ritar entered into an agreement for stationing project into industrial park, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China. Pursuant to the agreement, we agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in our new subsidiary Henyang Ritar located in this industrial park. The project will be constructed in three phases within the next four years. Songmu Industrial Park agreed to grant to us the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. Hengyang Ritar is not yet operating. After we complete the investment and the construction of this project, we believe that at this facility we will be able to produce approximately 85,000 tons of lead-acid battery plates and generate annual product output having a value of approximately $330 million. In order to fulfill our obligations under this agreement we will need to raise additional capital as we do not currently have the funds necessary to make all of the required payments under this agreement.

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

All amounts, other than percentages, in U.S. dollars

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Revenue	8,828	100.00%	6,644	100.00%
Cost of sales	(7,206)	-81.63%	(5,264)	-79.23%

Gross profit	1,622	18.37%	1,380	20.77%
Operating expenses
Salaries	(269)	-3.05%	93	1.40%
Sales commission	(126)	-1.43%	117	1.76%
Other selling, general and administrative expenses	(567)	-6.42%	474	7.13%

Additional expenses	(11)	-0.11%	-	-
	(973)	-11.02%	684	10.30%

Operating profit	649	7.35%	696	10.48%

Other income and (expenses)
Interest income	5	0.06%	-	0.00%
Interest expenses	(84)	-0.95%	(28)	0.42%
Exchange loss	(102)	-1.16%	(25)	0.38%
Other expenses	(1)	-0.01%	-	-

Other (expenses)	(182)	-2.06%	(53)	0.80%

Income before income taxes and minority interests	467	5.29%	643	9.68%
Income taxes	(51)	-0.58%	(69)	1.04%

Income before minority interests	416	4.71%	574	8.64%
Minority interests share loss	-	0.00%	(6)	0.09%

Net income	416	4.71%	568	8.55%
Other comprehensive income (loss)
Foreign currency translation adjustment	54	0.62%	(19)	0.29%

Comprehensive income	470	5.34%	549	8.26%

	Three Months Ended March 31,
	2006	2007
Components of Revenue (In thousands)

Total revenue	6,644	8,828

Revenue by product/product line
LEV	4,001	5,723
UPS	2,643	3,105

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

Gross Profit. Our gross profit increased $0.24 million, or 17.39% to $1.62 million for the three months ended March 31, 2007 from $1.38 million for the same period in 2006. Gross profit as a percentage of revenues was 18.37% for the three months ended March 31, 2007, a decrease of 2.4% from 20.77% for the same period of 2006. Such percentage decrease was mainly due to the increase of price of lead as discussed above.

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

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased $0.17 million or 25.00% to $0.47 million for the three months ended March 31, 2007 from $0.64 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 5.30% for the three months ended March 31, 2007 from 9.68% for the same period of 2006. The decrease was mainly attributable to the increase of operating expenses which has increased 40.64% from the first quarter of 2006. The decease was also attributable to the increase of interest expense in the three months ended March 31, 2007 compared to the same period of 2006.

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

Income taxes decreased $0.02 million, or 28.57% to $0.05 million for the three months ended March 31, 2007 from $0.07 million for the same period of 2006. We paid less taxes during the first three months in 2007 mostly because of lower income in the first quarter of 2007 compared to the first quarter of 2006.

Net Income. Net income decreased $0.15 million, or 24.56% to $0.42 million for the three months ended March 31, 2007 from $0.57 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2007, we had cash and cash equivalents (including restricted cash) of $9.54 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in) operating activities	$(2,040)	(674)
Net cash provided by (used in) investing activities	$707	324
Net cash provided by (used in) financing activities	$9,887	504
Net cash flow	$8,588	163

Operating Activities

Net cash used in operating activities was $2.04 million for the three months period ended March 31, 2007, which is an increase of $1.37 million from $0.67 million net cash used in operating activities for the same period of 2006. The increase of the cash used in operating activities was mainly attributable to the increase of repayment of accounts payable.

Investing Activities

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment.

Net cash provided by investing activities for the three months period ended March 31, 2007 was $0.71 million, which is an increase of $0.38 million from net cash provided by investing activities of $0.32 million for the same period of 2006 due to the decrease of the amount due from related parties.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2007 was $9.89 million, which is an increase of $9.38 million from $0.50 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to $10.72 million net proceeds we received from the private placement transaction in February 2007.

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

Pursuant to an investment agreement we entered into with the Administrative Committee of Songmu Industrial Park on April 15, 2007, we agreed to invest about $103.34 million within the next 4 years to our new subsidiary Henyang Ritar located in this industrial park. On April 20, 2007, we invested $2,500,000 into this subsidiary. Hengyang Ritar is not yet operating.

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

10.1
Agreement for Stationing Project into Industrial Park, dated April 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Administrative Committee of Songmu Industrial Park. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q/A filed on May 30, 2007, in commission file number 0-25901].

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

DATED: November 16, 2007

CHINA RITAR POWER CORP.

By:	/s/ Zhenghua Cai
Zhenghua Cai Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description Description

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

10.1
Agreement for Stationing Project into Industrial Park, dated April 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Administrative Committee of Songmu Industrial Park. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q/A filed on May 30, 2007, in commission file number 0-25901].

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