Form 10-Q/A
period 2007-06-30
China Ritar Power Corp.
filed 2007-11-16
CIK 786368

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
Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,000,996

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, originally filed on August 17, 2007, is being filed to restate our unaudited consolidated financial statements for the six months ended June 30, 2007 and 2006. For the adjustments made as a result of the restatement, see Note 27 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.” We have restated ITEM 1 Financial Statements and ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in their entirety in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6-F-29

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(unaudited)
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$4,552,297	$954,843
Accounts receivables, net of allowances of $462,228 and $356,414 (Note 6)	9,098,610	7,326,931
Inventories (Note 7)	12,317,591	5,968,138
Deferred offering costs	-	315,448
Other current assets (Note 13)	1,089,700	544,849
Restricted cash (Note 14)	5,000	1,120,000

Total current assets	27,063,198	16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 10)	2,133,541	1,416,277
Intangible assets, net	18,954	20,541
Due from related parties (Note 8)	410,284	668,022

Total assets	$29,625,977	$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,434,668	$8,110,784
Income and other tax payable (Note 15)	1,896,584	1,623,097
Accrued salaries	264,536	210,403
Due to related party	11,000	-
Other current liabilities (Note 16)	991,385	631,297
Current portion of long term debt (Note 12)	143,777	387,481
Short term loans (Note 11)	-	1,896,203

Total current liabilities	11,741,950	12,859,265

Long-term liabilities:
Long-term loans (Note 12)	199,287	159,897
	199,287	159,897

Total liabilities	11,941,237	13,019,162

Minority interest in consolidated subsidiaries (Note 17)	48,538	51,163
Commitments and contingencies(Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,000,996 and 11,694,663 shares issued and outstanding	19,001	11,695
Additional paid-in capital	11,490,080	954,731
Retained earnings	5,656,044	4,246,938
Accumulated other comprehensive income	471,077	51,360

Total stockholders’ equity	17,636,202	5,264,724

Total liabilities and stockholders’ equity	$29,625,977	$18,335,049

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue	$21,252,607	$15,231,597	$12,424,416	$8,587,654

Cost of sales	16,951,216	12,282,816	9,745,152	7,019,134

Gross profit	4,301,391	2,948,781	2,679,264	1,568,520
Operating expenses
Salaries	611,855	225,507	342,607	132,874
Sales commission	234,518	171,304	108,309	54,153
Other selling, general and administrative expenses	1,583,916	1,060,952	1,016,543	587,031
Additional expenses	10,643	-

	2,440,932	1,457,763	1,467,459	774,058

Operating profit	1,860,459	1,491,018	1,211,805	794,462

Other income and (expenses)
Interest income	16,524	2,292	11,294	2,189
Other income	118	-	118	-
Interest expenses	(109,245)	(105,513)	(24,929)	(52,184)
Other expenses	(149,046)	(4,359)	(46,199)	(4,359)

Other (expenses)	(241,649)	(107,580)	(59,716)	(54,354)

Income before income taxes and minority interests	1,618,810	1,383,438	1,152,089	740,108

Income taxes	(213,568)	(118,636)	(162,891)	(49,262)

Income before minority interests	1,405,242	1,264,802	989,198	690,846

Minority interests share profit (loss )	3,864	(39,188)	3,629	(33,439)

Net income	1,409,106	1,225,614	992,827	657,407

Other comprehensive income
Foreign currency translation adjustment	419,717	40,344	365,932	38,401

Comprehensive income	$1,828,823	$1,265,958	$1,358,759	$695,808

Earning per share:
- Basic	$0.082	$0.105	$0.052	$0.056

-Diluted	$0.077	$0.105	$0.048	$0.056

Weighted average number of shares outstanding:
- Basic	17,116,255	11,694,663	18,968,132	11,694,663
-Diluted	18,298,639	11,694,663	20,544,363	11,694,663

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(RESTATED)

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Shareholder Equity
		$	$	$	$	$
Balance at December 31, 2005	11,694,663	11,695	953,731	384,585	(601)	1,349,410
Additional paid in capital			1,000			1,000
Net income for the year				3,862,353		3,862,353

Foreign currency translation difference					51,961	51,961
Balance at December 31, 2006	11,694,663	11,695	954,731	4,246,938	51,360	5,264,724

Recapitalization	1,400,017	1,400	(1,400)	-	-	-

Issuance of common shares for fund raising	5,724,292	5,724	12,244,276			12,250,000

Cost of raising capital			(1,835,952)			(1,835,952)

Share issued for placement agent as offering costs at $2.14	135,295	135	289,396			289,531

Cost of raising capital to placement agent			(289,531)			(289,531)

Net income for the year				1,409,106		1,409,106

Foreign currency translation difference					419,717	419,717

Share issued for warrants exercised	46,729	47	128,560			128,607

Balance at June 30, 2007	19,000,996	19,001	11,490,080	5,656,044	471,077	17,636,202

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30	June 30
	2007	2006
Operating activities	(Restated)
Income for the period	$1,409,106	$1,225,614
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	252,463	159,659
Allowance of bad debts-Accounts receivable	95,489	37,293
Allowance of bad debts-Other receivable	4,003	-
Minority interests	(3,864)	39,188
Changes in non-cash operating working capital items:
Accounts receivables	(1,660,405)	(2,404,434)
Inventories	(6,114,262)	(1,179,430)
Other current assets	(527,856)	(140,094)
Accounts payable	156,226	1,698,101
Income and other tax payable	229,303	364,106
Accrued salaries	48,151	(58,131)
Other current liabilities	332,751	131,970
Net cash used in operating activities	(5,778,895)	(126,158)

Investing activities
Loan to related parties	279,884	-
Disposal of Fixed Assets	373	-
Purchase of equipment	(838,171)	(150,502)
Net cash used in investing activities	(557,914)	(150,502)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952	10,414,048	-
Proceeds from stock issued for warrant exercised	128,607	-
Proceeds from bank borrowings	-	848,864
Repayment of other loan borrowings	(215,180)	-
Repayment of bank borrowings	(1,917,667)	(153,202)
Deferred offering costs	319,019	-
Restricted cash	1,132,678	-
Net cash provided by financing activities	9,861,505	695,662

Effect of exchange rate changes in cash	72,758	5,863

Net increase in cash and cash equivalents	3,597,454	424,865

Cash and cash equivalents, beginning of period/year	954,843	496,714

Cash and cash equivalents, end of period/year	$4,552,297	$921,579

Supplemental disclosure of cash flow information
Cash paid during the period/year
Interest paid	$80,291	$105,513
Income taxes paid	$92,682	$32,028

Non−cash financing activities:
Share issued for placement agents	$289,531	$-
Deferred offering costs	$319,019	-

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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

On February 16, 2007, the Company completed a reverse acquisition transaction with Ritar International, whereby the Company issued to the shareholders of Ritar International 11,694,663 shares of the Company’s stock in exchange for 1,000 shares of common stock of Ritar International, which is all of the issued and outstanding capital stock of Ritar International. Accordingly, all references to common shares of Ritar International’s common stock have been restated to reflect the equivalent numbers of China Ritar equivalent shares. Ritar International thereby became the Company’s wholly owned subsidiary and the former shareholders of Ritar International became the Company’s controlling stockholders.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

2. Organization and Basis of Preparation of Financial Statements - Continued

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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

Hengyang Ritar Power Co. , Limited

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC and its principal activity is manufacturing and selling plate and lead-acid battery.

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $7,225 and $5,275 for the six months ended June 30, 2007 and 2006 respectively.

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

The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the six months ended June 30, 2007 and 2006, the Company has provided warranty expenses amounting to approximately $60,828 and $39,798 respectively, which are included in its selling expenses.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the People’s Bank of China administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Post-retirement and post-employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share- The computation of income/loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

9. Related party transactions

(a)
Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Subsidiary

Shanghai Ritar Power Co., Limited	Subsidiary

Ritar Power (Huizhou) Co., Limited	Subsidiary

Hengyang Ritar Power Co., Limited	Subsidiary

Hong Kong Ritar Power (Group) Co., Limited	A company controlled by close family members of a director

Shenzhen Ribitar Power Co., Limited	A company controlled by close family members of a director

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Henying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Hongwei Zhu	An officer of the Subsidiary

(b) Summary of related party transactions

	Six months ended
	June 30
	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$29,902	$7,448
Mr. Bin Liu	5,508	1,862
Ms. Henying Peng	8,813	1,862
Mr. Jianjun Zeng	11,804	2,979
Mr. Hongwei Zhu	5,508	1,862

Total	$61,535	$16,013

Rent paid to a director:
Mr. Jiada Hu	$-	$6,942

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$24,858

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

11. Short Term Loans - Continued

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

12. Long-Term Loans

As of June 30, 2007 and December 31, 2006, the Company has the following long-term loans:
	June 30	December 31
	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from March 08, 2005 to March 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$-	$24,858

Other borrowing from Pacific Finance are financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02,2008 with 1 month advance rental , secured by Jiada Hu, Henying Peng, Jianjun Zeng and Shenzhen Ritar Power Co Ltd.	56,171	185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	286,893	319,795

Total loans	343,064	547,378
Less: current portion	(143,777)	(387,481)
Long-term loans, less current portion	$199,287	$159,897

Future maturities of long-term loans are as follows as of June 30, 2007:
2007	143,777	387,481
2008	199,287	159,897

Total	$343,064	$547,378

13. Other current assets

Other current assets consist of the following:
	June 30	December 31
	2007	2006

Note receivables	$206,141	$211,093
Other receivables, net of allowances for bad debts of $71,421and $64,550	345,711	256,956
Advance to suppliers	537,848	70,877
Deferred expenses	-	5,923

Total	$1,089,700	$544,849

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

14. Restricted cash

Restricted cash consists of the following:

	June 30	December 31
	2007	2006

Bank deposit held as collateral for bank loan	$5,000	$1,120,000

As of June 30, 2007, restricted cash of $5,000 represented the cash dividend declared in June 2006 that has not been paid.

As of December 31, 2006, restricted cash of $1,120,000 represented the deposits for pledged for general banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11).

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

17. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of June 30, 2007 and December 31, 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control .

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

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

Consequently, Shenzhen Ritar is charged at 7.5% when having 50% tax exemption while Shanghai Ritar is classified as small enterprise and the taxable income is calculated at 7% of revenue and the tax is charged according to the turnover range at the applicable rate rates on that taxable income. Shanghai Ritar currently is charged at a tax rate of 33% of its taxable income.

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

The provision for income taxes consists of the following:

	Six months ended June 30
	2007	2006

Current tax
- PRC	$213,568	$118,636
- Deferral tax provision	-	-

Total	$213,568	$118,636

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

19. Common Stock and Warrant Transactions

On February 16, 2007, the Company completed a private placement to raise funds. At the same time, the Company granted to the same investors three-year warrants to purchase 1,603,961 shares of the Company’s common stock at $2.78 per share. On June 4, 2007 two investors exercised their warrant right for 46,729 shares at $2.78.

The total number of warrants outstanding as of June 30,2007 was 1,557,232 shares.

The total common stock issued and outstanding as of June 30,2007 was 19,000,996 shares.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

20. Commitments and Contingencies - Continued

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

As of June 30, 2007, the Company has paid $0.426 million (RMB 3.3 million) for 45,861 square meters of land in the first period of construction.

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

23. Concentrations, Risks, and Uncertainties - Continued

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
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

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

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

27. Restatement of Previously Issued Financial Statements

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

1) To reclassify the additional paid in capital of $1,299 that was wrongly posted to retained earnings;

2) To transfer the retained earnings and the additional paid in capital (“APIC”) to the additional expense; and

3) To transfer the common stock to the additional expense.

4) To reclassify the other expenses of $149,940 that was wrongly posted to interest expenses.

The following is a summary of the restatement for the additional paid in capital and accumulated deficit in the Restatement of Condensed Consolidated Balance Sheet as of June 30, 2007:

(a)	Adjustment no:	Additional paid in capital	Retained earnings
As previously reported		11,577,961	$5,568,163

Reclassify the retained earnings to APIC	(1)	1,299	(1,299)
Transfer of APIC to additional expenses	(2)	(87,780)	87,780
Transfer of the common stock to additional expenses	(3)	(1,400)	1,400

		(87,881)	87,881

Balance as restated as at June 30, 2007		11,490,080	5,656,044

The following is a summary of the restatement for the current earnings in the Restatement of Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2007:

(b)	Adjustment no:	Increase/(Decrease) in Current Earnings
Transfer of the retained earnings of Concept Venture to additional expenses	(2)	$(99,823)
Transfer of the APIC to additional expenses	(2)	87,780
Transfer of the common stock to additional expenses	(3)	1,400

Increase in current earnings for the six months ended June 30, 2007 retained earnings		(10,643)

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

Restatement of Condensed Consolidated Balance Sheet as of June 30, 2007

ASSETS	As Previously Reported		Restatement		As Restated
	June 30, 2007
Current assets:
Cash and cash equivalents (Note 5)	$4,552,297				$4,552,297
Accounts receivables, net of allowances of $462,228 (Note 6)	9,098,610				9,098,610
Inventories (Note 7)	12,317,591				12,317,591
Other current assets (Note 13)	1,089,700				1,089,700
Restricted cash (Note 14)	5,000				5,000

Total current assets	27,063,198				27,063,198

Property, Plant and Equipment:
Property, plant and equipment, net (Note 10)	2,133,541				2,133,541
Intangible assets, net	18,954				18,954
Due from related parties (Note 8)	410,284				410,284

Total assets	$29,625,977				$29,625,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,434,668				$8,434,668
Income and other tax payable (Note 15)	1,896,584				1,896,584
Accrued salaries	264,536				264,536
Due to related party	11,000				11,000
Other current liabilities (Note 16)	991,385				991,385
Current portion of long term debt (Note 12)	143,777				143,777
Short term loans (Note 11)	-				-

Total current liabilities	11,741,950				11,741,950

Long-term liabilities:
Long-term loans (Note 12)	199,287				199,287
	199,287				199,287

Total liabilities	11,941,237				11,941,237

Minority interest in consolidated subsidiaries (Note 17)	48,538				48,538
Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, at $.001 par value; authorized 100,000,000 shares authorized, 19,000,996 equivalent shares issued and outstanding	19,001				19,001
Additional paid-in capital	11,577,961	(a	)	(87,881)	11,490,080
Retained earnings	5,568,163	(a	)	87,881	5,656,044
Accumulated other comprehensive income	471,077				471,077

Total stockholders’ equity	17,636,202				17,636,202

Total liabilities and stockholders’ equity	$29,625,977				$29,625,977

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
Restatement of Condensed Consolidated Statements of Income and Comprehensive Income

	As Previously Reported			Restatement	As Restated
	For the Six Months Ended June 30, 2007

Revenue	$21,252,607		$		$21,252,607

Cost of sales	16,951,216				16,951,216

Gross profit	4,301,391				4,301,391
Operating expenses
Salaries	611,855				611,855
Sales commission	234,518				234,518
Other selling, general and administrative expenses	1,583,916				1,583,916
Additional Expenses	-	(b)		10,643	10,643

	2,430,289				2,440,932

Operating profit	1,871,102				1,860,459

Other income and (expenses)
Interest income	16,524				16,524
Other income	118				118
Interest expenses	(257,185	) (4)		147,940	(109,245)
Other expenses	(1,106	) (4)		(147,940)	(149,046)

Other (expenses)	(241,649)				(241,649)

Income before income taxes and minority interests	1,629,453				1,618,810

Income taxes	(213,568)				(213,568)

Income before minority interests	1,415,885				1,405,242

Minority interests share profit (loss )	3,864				3,864

Net income	1,419,749				1,409,106

Other comprehensive income (loss)
Foreign currency translation adjustment	419,717				419,717

Comprehensive income	$1,839,466				$1,828,823

Earning per share:
- Basic	$0.083			$(0.001)	$0.082
-Diluted	$0.078			$(0.001)	$0.077

Weighted average number of shares outstanding:
- Basic	17,116,255				17,116,255
-Diluted	18,298,639				18,298,639

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

Restatement of Condensed Consolidated Statements of Cash Flows

We revised the statement of cash flow for the six months ended June 30, 2007 with the following adjustment according to SFAS 95:

1.	To record the adjustment of the additional expenses of $10,643 for the recapitalization reverse merger consummated in February 2007.
2.	To recalculate the statement of cash flow with the average exchange rate
3.	To reclassify the from accrued salaries and other current liabilities to accounts payable.
4.	To records the proceeds of $128,607 from exercised the warrants for 46,729 shares and fixed the effect of exchange rate changes in cash.
5.	To record the adjustment of the cash paid for interest of $194,894 during the period.

Restatement of Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2007

	For the Six Months Ended June 30, 2007
	As Previously Reported	Adj. No		Restatement	As Restated
Operating activities
Income for the period	$1,419,749	(1)		$(10,643)	$1,409,106
Adjustments to reconcile net income from operations to net cash used in operating activities:

Depreciation of property, plant and equipment	252,463			-	252,463

Allowance of bad debts - Accounts receivable	95,489			-	95,489

Allowance of bad debts- Other receivable	4,003			-	4,003

Minority interests	(3,864)			-	(3,864)
Changes in non-cash operating working capital items:

Accounts receivables	(1,660,405)			-	(1,660,405)

Inventories	(6,114,262)			-	(6,114,262)

Other current assets	(527,856)			-	(527,856)

Accounts payable	684,304	(2), (3)		(528,078)	156,226

Income and other tax payable	229,303			-	229,303

Accrued salaries	(212,785)	(2), (3)		260,936	48,151

Other current liabilities	147,677	(2), (3)		185,074	332,751

Net cash used in operating activities	(5,686,184)			(92,711)	(5,778,895)

Investing activities

Loan to related parties	279,884			-	279,884

Disposal of Fixed assets	373			-	373

Purchase of equipment	(838,171)			-	(838,171)

Net cash used in investing activities	(557,914)			-	(557,914)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952	10,320,036	(1), (2)		94,012	10,414,048
Proceeds from stock issued for warrant exercised	-	(4)		128,607	128,607

Repayment of other loan borrowings	(215,180)			-	(215,180)

Repayment of bank borrowings	(1,917,667)			-	(1,917,667)

Deferred offering costs	319,019			-	319,019

Restricted cash	1,132,678			-	1,132,678

Net cash provided by financing activities	9,638,886			222,619	9,861,505

Effect of exchange rate changes in cash	202,666	(2)		(129,908)	72,758

Net increase in cash and cash equivalents	3,597,454	(2), (3 (4	) )	0	3,597,454

Cash and cash equivalents, beginning of period	954,843				954,843

Cash and cash equivalents, end of period	$4,552,297			$-	$4,552,297

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:

Interest paid	$275,185	(5)		(194,894)	$80,291

Income taxes paid	$92,682			-	$92,682

Non−cash financing activities:
Share issued for placement agents	$-			289,531	$289,531
Deferred offering costs	$-			319,019	$319,019

CHINA RITAR POWER CORP.
(Formerly known as Concept Ventures Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

Restatement of Consolidated Balance Sheet as of December 31, 2006

(c)
The Company has restated the equity sections of the Consolidated Balance Sheets of $10,695 from Additional Paid In Capital to Common Stock s’ equity for the recapitalization reverse merger consummated in February 2007 in order to have 11,694,663 equivalent shares issued and outstanding as of December 31, 2006.

Restatement of Consolidated Balance Sheet as of December 31, 2006

ASSETS	As Previously Reported		Restatement	As Restated
Current assets:	December 31, 2006
Cash and cash equivalents (Note 5)	$954,843			$954,843
Accounts receivables, net of allowances of $356,414 (Note 6)	7,326,931			7,326,931
Inventories (Note 7)	5,968,138			5,968,138
Deferred offering costs	315,448			315,448
Other current assets (Note 13)	544,849			544,849
Restricted cash (Note 14)	1,120,000		,	1,120,000

Total current assets	16,230,209			16,230,209

Property, Plant and Equipment:
Property, plant and equipment, net (Note 10)	1,416,277			1,416,277
Intangible assets, net	20,541			20,541
Due from related parties (Note 8)	668,022			668,022

Total assets	$18,335,049			$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,110,784			$8,110,784
Income and other tax payable (Note 15)	1,623,097			1,623,097
Accrued salaries	210,403			210,403
Other current liabilities (Note 16)	631,297			631,297
Current portion of long term debt (Note 12)	387,481			387,481
Short term loans (Note 11)	1,896,203			1,896,203

Total current liabilities	12,859,265			12,859,265

Long-term liabilities:
Long-term loans (Note 12)	159,897			159,897
	159,897			159,897

Total liabilities	13,019,162			13,019,162

Minority interest in consolidated subsidiaries (Note 17)	51,163			51,163
Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, at $.001 par value; authorized 100,000,000 shares authorized, 11,694,663 equivalent shares issued and outstanding	1,000	(c)	10,695	11,695
Additional paid-in capital	965,426	(c)	(10,695)	954,731
Retained earnings	4,246,938			4,246,938
Accumulated other comprehensive income	51,360			51,360

Total stockholders’ equity	5,264,724			5,264,724

Total liabilities and stockholders’ equity	$18,335,049			18,335,049

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

The following are some highlights for the second quarter of 2007:

•	Achieved revenues of approximately $12.42 million for the second quarter of 2007, up 44.68% from the same quarter of last year.

•	Gross margin was 21.56% for the second quarter of 2007, compared to 18.26% for the same period in 2006.

•	Operating profit was approximately $1.21 million for the second quarter of 2007, representing an increase in operating profit from approximately $0.79 million during the same period last year.

•	Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 9.75% for the second quarter of 2007, compared to 9.25% during the same period in 2006.

•	Net income was $0.99 million for the second quarter of 2007, an increase of 51.02% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 7.99% for the second quarter of 2007, compared to 7.66% for the same period in 2006.

•	Fully diluted earnings per share was $0.048 for the second quarter of 2007.

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

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Recent Developments:

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. A copy of this agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In connection with the short-term credit facility agreement, Shenzhen Ritar entered into a bill discount service agreement, dated August 1, 2007, with Citibank (China) Co., Ltd., Shenzhen Branch. Pursuant to this agreement, Shenzhen Ritar may from time to time request an advance or advances of any amount equal to the difference between the face value of commercial bills and the discount interest charged by the bank. Under the agreement, the current annual discount rate is 5.7285%. Advances must be made by the bank within one business day after Shenzhen Ritar’s submission of required documents. A copy of this agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

On April 15, 2007, our Chinese subsidiary Shenzhen Ritar entered into an agreement for stationing project into industrial park (“Songmu Investment Agreement”), with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China (“Songmu Industrial Park”) to purchase land use rights for approximately 266,667 square meters of land for the purpose of building our new subsidiary Hengyang Ritar for lead acid battery plates in this industrial park. On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement. The project is expected to proceed in three phases, extended over a four-year period, which began this past April. We have already invested $2.5 million under the agreement on April 20, 2007. We intend to finance the remaining portion of the cash necessary for the project through a combination of its own internally generated cash and bank financing. It is expected to reach a point where our production capacity ultimately could be as high as 85,000 metric tons of lead acid battery plates with an annual output value projected to be over $300 million. We anticipate that once the facility becomes operational, which is expected to be in October 2007, the initial rated capacity will be at least 21,600 metric tons of lead acid battery plates annually.

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

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006

Revenues	12,424	100%	8,588	100%
Cost of sales	(9,745)	78.44%	(7,019)	81.74%

Gross Profit	2,679	21.56%	1,569	18.26%
Operating Expenses
Salaries	(343)	2.76%	(133)	1.55%
Sales commission	(108)	0.87%	(54)	0.63%
Other selling, general and administrative expenses	(1,017)	8.18%	(587)	6.84%
	(1,467)	11.81%	(774)	(9.01%)

Operating Profit	1,212	9.75%	794	9.25%

Other Income and (Expenses)
Interest income	11	0.09%	2	0.03%
Interest expenses	(25)	0.57%	(52)	0.61%
Exchange loss	-	-	-	-
Other expenses	(46)	-	(4)	0.05%

Other (expenses)	(60)	0.48%	(54)	0.63%

Income before income taxes and minority interests	1,152	9.27%	740	8.62%

Income taxes	(163)	1.31%	(49)	0.57%

Income before minority interests	989	7.96%	691	8.04%
Minority interests share loss	4	0.03%	(33)	0.39%

Net income	993	7.99%	657	7.66%
Other comprehensive income (loss)
Foreign currency translation adjustment	365	2.93%	38	0.44%

Comprehensive Income	1,358	10.92%	695	8.10%

	Three Months Ended March 31,
	2007	2006
Components of Revenue (In thousands)

Total revenue	12,424	8,588

Revenue by Product/Product line
LEV	6,088	5,010
UPS	6,336	3,578

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

Gross Profit. Our gross profit increased approximately $1.11 million, or 70.81% to approximately $2.68 million for the three months ended June 30, 2007 from approximately $1.57 for the same period in 2006. Gross profit as a percentage of revenues was 21.56% for the three months ended June 30, 2007, an increase of 3.3% from 18.26% for the same period of 2006. Such percentage increase was mainly due to the cost of sales as a percentage of revenues decreased as discussed above..

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

Net Income. Net income increased approximately $0.33 million, or 51.02% to approximately $0.99 million for the three months ended June 30, 2007 from approximately $0.66 million for the same period of 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2006 to the six-month period ended June 30, 2007.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006

Revenues	21,253	100%	15,232	100%
Cost of sales	(16,951)	79.76%	(12,283)	80.64%

Gross Profit	4,301	20.24%	2,949	19.36%
Operating Expenses
Salaries	(612)	2.88%	(226)	1.48%
Sales commission	(235)	1.10%	(171)	1.12%
Other selling, general and administrative expenses	(1,584)	7.45%	(1,061)	6.97%

Additional expenses	(11)	0.05%	-	-
	(2,440)	11.44%	(1,458)	9.57%

Operating Profit	1,861	11.49%	1,491	9.79%

Other Income and (Expenses)
Interest income	17	0.08%	2	0.02%
Interest expenses	(109)	0.52%	(106)	0.69%
Exchange loss	-	-	-	-
Other expenses	(149)	0.70%	(4)	0.03%

Other (expenses)	(242)	1.14%	(108)	0.71%

Income before income taxes and minority interests	1,619	7.62%	1,383	9.08%

Income taxes	(214)	1.00%	(119)	0.78%

Income before minority interests	1,405	6.61%	1,265	8.30%
Minority interests share loss	4	0.02%	(39)	0.26%

Net income	1,409	6.63%	1,226	8.05%
Other comprehensive income (loss)
Foreign currency translation adjustment	420	1.98%	40	0.26%

Comprehensive Income	1,829	8.6%	1,266	8.31%

	Six Months Ended June 30,
	2007	2006
Components of Revenue (In thousands)

Total revenue	21,253	15,232

Revenue by Product/Product line

LEV	11,812	9,011
UPS	9,441	6,221

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

Cost of Goods Sold. Our cost of goods sold increased approximately $4.67 million, or 38.01% to approximately $16.95 million for the six months ended June 30, 2007 from approximately $12.28 million for the same period in 2006. This increase was due to an increase of sales volume. As a percentage of revenues, the cost of goods sold decreased to 79.76% during the six months ended June 30, 2007 from 80.64 % in the same period of 2006. Such decrease of gross margin was mainly attributable to more efficient cost control managements.

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

Sales Commission. Sales commission increased approximately $0.06 million, or 36.90% to approximately $0.23 million for the six months ended June 30, 2007 from approximately $0.17 million for the same period of 2006. As a percentage of revenues, sales commission decreased to 1.10% for the six months ended June 30, 2007 from 1.12% for the same period of 2006. During the six months ended June 30, 2007, our sales commission did not increase proportionally as our revenues increased and we paid sales commission to sales agents mainly for those sales to new customers. We believe that the dollar increase of sales commission is consistent with the increase of sales volume and the expansion of our customer base.

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

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $0.24 million or 17.39% to approximately $1.62 million for the six months ended June 30, 2007 from approximately $1.38 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 7.62% for the six months ended June 30, 2007 from 9.08% for the same period of 2006. The percentage decrease was mainly attributable to the increase of operating expense in the six months ended June 30, 2007 compared to the same period of 2006.

Income Taxes. Income taxes increased approximately $0.09 million to approximately $0.21 million for the six months ended June 30, 2007 from approximately $0.12 million for the same period of 2006. We paid more taxes in the first six months in 2007 mostly because of the increased income in the six months ended June 30, 2007 compared to the same period of 2006.

Net Income. Net income increased approximately $0.18 million, or 14.93% to approximately $1.41 million for the six months ended June 30, 2007 from approximately $1.23 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of $4.55 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$(5,779)	$(126)
Net cash provided by (used in) investing activities	$(558)	$(151)
Net cash provided by (used in) financing activities	$9,862	$696
Net cash flow	$3,597	$425

Operating Activities

Net cash used in operating activities was approximately $5.78 million for the six-month period ended June 30, 2007, which is an increase of approximately $5.65 million from $0.13 million net cash used in operating activities for the same period of 2006. The increase of the cash used in operating activities was mainly attributable to approximately $6.35 million increase in inventory to approximately $12.32 millions as of June 30, 2007 from approximately $5.97 million as of December 31, 2006. The increase in inventory was mainly attributable to our anticipation that the price of lead, our major raw materials, will rise in the coming months. We raised our purchase of raw materials in the six months ended June 30, 2007 and kept higher inventory level as of June 30, 2007 to reduce the risk of rising lead price.

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

Financing Activities

Net cash provided by financing activities for the six -month period ended June 30, 2007 was $9.86 million, which is an increase of $9.17 million from $0.70 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to $10.71 million net proceeds we received from the private placement transaction in February 2007. Such increase partly offset by the repayment of bank borrowings.

Loan Facilities

As of June 30, 2007, the amounts and maturity dates for our bank loans were as follows. There are no financial covenants or ratios under each of the loan agreements.

Banks	Amounts	Beginning	Ending	Duration
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.28	December 4, 2006	December 4, 2008	2 years
Dah Sing Bank Limited	$0.06	January 3, 2006	January 2, 2008	2 years
Total	$0.34

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

10.1
Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007, in commission file number 0-25901].

10.2
Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007, in commission file number 0-25901].

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

10.1
Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007, in commission file number 0-25901].

10.2
Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007, in commission file number 0-25901].

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

* Filed