Form 10-Q
period 2007-09-30
China Ritar Power Corp.
filed 2007-11-19
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,000,996

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F6-F23

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$6,799,908	$954,843
Accounts receivables, net of allowances of $492,828 and $356,414 (Note 6)	10,055,915	7,326,931
Inventories (Note 7)	14,432,354	5,968,138
Deferred offering costs	-	315,448
Other current assets (Note 13)	1,800,242	544,849
Restricted cash (Note 14)	4,670,249	1,120,000

Total current assets	37,758,668	16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 10)	3,391,055	1,416,277
Intangible assets, net	18,156	20,541
Due from related parties (Note 8)	72,446	668,022

Total assets	$41,240,325	$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,821,773	$8,110,784
Income and other tax payables (Note 15)	1,093,838	1,623,097
Accrued salaries	376,080	210,403
Other current liabilities (Note 16)	4,909,979	631,297
Current portion of long term debt (Note 12)	43,952	387,481
Short term loans (Note 11)	2,660,424	1,896,203

Total current liabilities	19,906,046	12,859,265

Long-term liabilities:
Long-term loans (Note 12)	207,846	159,897
	207,846	159,897

Total liabilities	20,113,892	13,019,162

Minority interest in consolidated subsidiaries (Note 17)	58,230	51,163
Commitments and contingencies(Note 20)

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,000,996 and 11,694,663 shares issued and outstanding	19,001	11,695
Additional paid-in capital	11,490,080	954,731
Retained earnings	8,782,633	4,246,938
Accumulated other comprehensive income	776,489	51,360

Total stockholders’ equity	21,068,203	5,264,724

Total liabilities and stockholders’ equity	$41,240,325	$18,335,049

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenue	$49,102,024	$28,085,951	$27,849,417	$12,854,354

Cost of sales	38,482,501	21,965,457	21,531,285	9,682,641

Gross profit	10,619,523	6,120,494	6,318,132	3,171,713
Operating expenses
Salaries	870,074	369,996	258,219	144,489
Sales commission	960,622	304,737	726,104	133,433
Other selling, general and administrative expenses	3,199,715	1,766,959	1,615,799	706,007
Additional expenses	10,643	-	-	-

	5,041,054	2,441,692	2,600,122	983,929

Operating profit	5,578,469	3,678,802	3,718,010	2,187,784

Other income and (expenses)
Interest income	21,030	4,112	4,506	1,820
Gain on disposal of a subsidiary	-	37,491	-	37,491
Other income	1,365	-	1,247	-
Interest expenses	(188,939)	(189,728)	(79,694)	(84,215)
Other expenses	(330,497)	(4,369)	(181,451)	(10)

Other (expenses)	(497,041)	(152,494)	(255,392)	(44,914)

Income before income taxes and minority interests	5,081,428	3,526,308	3,462,618	2,142,870

Income taxes	(540,810)	(264,022)	(327,242)	(145,386)

Income before minority interests	4,540,618	3,262,286	3,135,376	1,997,484

Minority interests share profit (loss )	(4,923)	(67,073)	(8,787)	(27,885)

Net income	4,535,695	3,195,213	3,126,589	1,969,599

Other comprehensive income
Foreign currency translation adjustment	725,129	86,572	305,412	46,228

Comprehensive income	$5,260,824	$3,281,785	$3,432,001	$2,015,827

Earning per share:
- Basic	$0.256	$0.273	$0.165	$0.168
-Diluted	$0.247	$0.273	$0.159	$0.168

Weighted average number of shares outstanding:
- Basic	17,751,406	11,694,663	19,000,996	11,694,663
-Diluted	18,352,671	11,694,663	19,722,493	11,694,663

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
RESTATED

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Shareholder Equity
		$	$	$	$	$
Balance at December 31, 2005	11,694,663	11,695	953,731	384,585	(601)	1,349,410
Additional paid in capital			1,000			1,000
Net income for the year				3,862,353		3,862,353

Foreign currency translation difference					51,961	51,961
Balance at December 31, 2006	11,694,663	11,695	954,731	4,246,938	51,360	5,264,724

Recapitalization	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276			12,250,000
Cost of raising capital			(1,835,952)			(1,835,952)
Share issued for placement agent as offering costs at $2.14	135,295	135	289,396			289,531
Cost of raising capital to placement agent			(289,531)			(289,531)
Net income for the year				4,535,695		4,535,695
Foreign currency translation difference					725,129	725,129
Share issued for warrants exercised	46,729	47	128,560			128,607

Balance at September 30, 2007	19,000,996	19,001	11,490,080	8,782,633	776,489	21,068,203

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September	September
	2007	2006
Operating activities
Income for the period	$4,535,695	$3,195,213
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	390,532	249,984
Allowance of bad debts-Accounts receivable	119,677	(68,979)
Allowance of bad debts-Other receivable	26,771	-
Gain on disposal of a subsidiary	-	(37,491)
Minority interests	4,923	67,073
Changes in non-cash operating working capital items:
Accounts receivables	(2,506,147)	(4,017,363)
Inventories	(8,056,587)	(2,882,718)
Other current assets	(1,364,909)	(390,536)
Accounts payable	2,318,614	2,539,192
Income tax and other tax payables	(581,766)	1,051,326
Accrued salaries	154,042	(19,440)
Other current liabilities	4,288,165	795,062
Net cash used in operating activities	(670,990)	481,323

Investing activities
Loan to related parties	618,401	(518,982)
Proceeds from disposal of fixed assets	374	-
Purchase of equipment	(2,181,130)	(424,646)
Purchase of Intangible assets	-	(27,369)
Acquisition of further 20% in Shanghai Ritar	-	(74,958)
Sales proceeds of disposal of subsidiary of Ribitar net of cash	-	14,123
Net cash provided by (used in) investing activities	(1,562,355)	(1,031,832)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952	10,414,048	-
Proceeds from stock issued for warrant exercised	128,607	-
Proceeds from other loan borrowings	49,653	1,335,841
Proceeds from bank borrowings	3,817,192	3,293,576
Repayment of other loan borrowings	(360,529)	(1,313,865)
Repayment of bank borrowings	(3,142,808)	(1,858,895)
Deferred offering costs	321,271	-
Restricted cash	(3,428,421)	-
Net cash provided by financing activities	7,799,013	1,456,657

Effect of exchange rate changes in cash	279,397	464

Net increase in cash and cash equivalents	5,845,065	906,612

Cash and cash equivalents, beginning of period	954,843	496,714

Cash and cash equivalents, end of period	$6,799,908	$1,403,326

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$143,144	$189,728
Income taxes paid	$166,170	$51,330

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

On February 16, 2007, the Company completed a reverse acquisition transaction with Ritar International, whereby the Company issued to the shareholders of Ritar International 11,694,663 shares of the Company’s stock in exchange for 1,000 shares of common stock of Ritar International, which is all of the issued and outstanding capital stock of Ritar International. Accordingly, all references to shares of Ritar International’s common stock have been restated to reflect the equivalent numbers of China Ritar shares. Ritar International thereby became the Company’s wholly owned subsidiary and the former shareholders of Ritar International became the Company’s controlling stockholders.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Ritar International as the accounting acquirer and China Ritar as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Ritar International were not significant.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a registration rights agreement entered into between the Company and certain investors, dated as of February 16, 2007 (the “Registration Rights Agreement”), the Company was under contractual obligation to register the shares of its common stock sold to these investors in the February 2007 private placement as well as shares of common stock issuable upon exercise of the warrants issued to these investors and the placement agent in connection with this private placement within 30 days following the closing of the private placement. However, there are no liquidated damages provisions in the Registration Rights Agreement.

Ritar International Group Limited

On July 22, 2006, Ritar International was incorporated with limited liability in the British Virgin Islands and was inactive until November 21, 2006 when it acquired all the issued and outstanding stock of Shenzhen Ritar Power Co., Limited (“Shenzhen Ritar”). Shenzhen Ritar is an operating company incorporated in Shenzhen, the People’s Republic of China (the “PRC”) in May 2002.

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited (together “Shenzhen Ritar”). On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a transaction between entities under common control, whereby Ritar International recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts The reorganization was treated similar to the pooling of interest method with carry over basis.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Organization and Basis of Preparation of Financial Statements -Continued

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

On May 25, 2006, Mr. Jiada Hu personally sold his shares to other individuals, and finally, Mr. Jiada Hu became the major shareholder and owns 78% of the shareholdings.

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

Hengyang Ritar Power Co., Limited

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC. Hengyang Ritar’s principal activity is to manufacture and sell plate and lead-acid battery.

3. Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries (“the Company”) consist of research and development, manufacturing and trading of rechargeable batteries. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies - Continued

Principles of consolidation - The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the consolidated financial statements at September 30, 2007.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Restricted Cash - Deposits in banks pledged as securities for bank loan (Note 10) that are restricted in use are classified as restricted cash under current assets.

Inventories - Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable - Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent, which they are considered to be doubtful.

Property, plant and equipment - Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Leasehold improvement	5 years
Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Valuation of long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies - Continued

Revenue recognition - Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses - Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2007 and 2006, research and development costs expensed to operating expenses were approximately $187,853, and $157,475, respectively.

Advertising Costs - The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $ 44,376 and $ 9,292 for the nine months ended September 30, 2007 and 2006 respectively.

Warranty Costs - The Company accounts for its liability for product warranties in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company maintains a policy of providing after sales support for certain products by way of a warranty program.

The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the nine months ended September 30, 2007 and 2006, the Company has provided warranty expenses amounting to approximately $154,971 and $68,693, respectively, which are included in its selling expenses.

Comprehensive income - Accumulated other comprehensive income represents foreign currency translation adjustments.

Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end.

A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation - The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies - Continued

September 30, 2007
Balance sheet	RMB7.5176 to US$1.00
Statement of income and comprehensive income	RMB7.6758 to US$1.00

December 31, 2006
Balance sheet	RMB7.8175 to US$1.00
Statement of income and comprehensive income	RMB7.9819 to US$1.00

September 30, 2006
Balance sheet	RMB7.9168 to US$1.00
Statement of income and comprehensive income	RMB8.0183 to US$1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US$ against the RMB was adjusted from approximately RMB 8.28 per US$ to approximately RMB 8.11 per US$ on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Post-retirement and post - employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share - The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

Use of estimates - The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cost of goods sold - Cost of goods sold consists primarily of the costs of the raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process of the environmentally friendly lead-acid batteries.

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2007 and 2006 shipping and handling costs expensed to other selling, general and administrative expenses were $928,194 and $544,447 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	September 30	December 31
	2007	2006

Cash at bank	$6,684,521	$915,449
Cash on hand	115,387	39,394

Total	$6,799,908	$954,843

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2007 and December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

Deposits pledged for general banking facilities are $4,665,249 and $1,120,000 as of September 30, 2007 and December 31, 2006, respectively, which is classified as restricted cash. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11).

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	September 30	December 31
	2007	2006

Accounts receivable – pledged to banks	$239,294	$31,157
Accounts receivable – others	10,309,449	7,652,188
	10,548,743	7,683,345
Less: allowances for doubtful accounts	(492,828)	(356,414)
Total	$10,055,915	$7,326,931

Concentrations in accounts receivable - At September 30, 2007 eight customers accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $5,293,847 representing 53% of total accounts receivable in aggregate. At December 31, 2006, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $1,929,877, representing 26% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At September 30, 2007 and December 31, 2006, the financing charge amounted to 1.5 times of the PRC best interest rate on the receivables assigned.

7. Inventories

Inventories by major categories are summarized as follows:

	September 30	December 31
	2007	2006

Raw materials	$2,537,491	$713,214
Work in progress	6,736,624	2,560,381
Finished goods	5,158,239	2,694,543
	14,432,354	5,968,138
Less: allowances for slowing moving items	-	-
Total	$14,432,354	$5,968,138

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Amounts due from related parties

Amount due from related parties consist of the following:

	September 30	December 31
	2007	2006

Amount due from related parties
Mr. Jiada Hu	$28,174	$627,571
Ms. Henying Peng	44,272	-
Mr. Jianjun Zeng	-	2,441
	72,446	630,012
Amount due from related company
Shenzhen Ribitar Power Co., Limited	-	38,010
Total	$72,446	$668,022

The amounts due from related parties as of September 30, 2007 and December 31, 2006 represented unsecured advances which are interest-free and repayable on demand.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Summary of related party transactions

	Nine months ended
	September 30
	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$39,084	$29,932

Total	$39,084	$29,932

Rent paid to a director:
Mr. Jiada Hu	$21,506	$28,103

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$36,703

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30	December 31
	2007	2006
At cost:
Leasehold improvement	$55,363	$35,564
Plant and machinery	3,778,316	1,776,424
Furniture, fixtures and equipment	223,595	113,186
Motor vehicles	679,621	377,108

Total	4,736,895	2,302,282

Less: accumulated depreciation and amortization	1,345,840	886,005
Net book value	$3,391,055	$1,416,277

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Short Term Loans

As of September 30, 2007 and December 31, 2006, the Company has the following short-term bank loans:

	September 30	December 31
	2007	2006

Loans repayable within one year	$2,660,424	$1,896,203

Short-term loans as of September 30, 2007 and December 31, 2006 consist of the following:

				September 30	December 31
Banker	Loan period	Interest rate	Secured by	2007	2006

(1) Citibank	2007-08-08 to 2007-10-19	6.03%	Deposit	$399,063	$-
(2) Citibank	2007-08-07 to 2007-10-29	6.03%	Deposit	399,063	-
(3) Citibank	2007-08-14 to 2007-11-08	6.03%	Deposit	1,330,213	-
(4) Citibank	2007-08-20 to 2007-11-25	6.03%	Deposit	532,085	-
(5) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	AR Credit	-	31,157
(6) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	Unsecured	-	255,836
(7) DBS Bank	2006-12-30 to 2007-03-30	7.812%	Deposit	-	997,762
(8) DBS Bank	2006-12-31 to 2007-04-02	7.812%	Deposit	-	127,918
(9) Mr. Dongjie Wu	2006-09-05 to 2007-03-04	12%	Unsecured	-	63,959
(10) Mr. Tie Li	2006-09-25 to 2006-12-25	12%	Unsecured	-	255,836
(11) Fengxian Yangwang Village	2006-11-05 to 2007-03-10	15%	Unsecured	-	99,776
(12) Fu Lu Shou	2006-05-13 to 2007-05-13	15%	Unsecured	-	63,959

				$2,660,424	$1,896,203

(1) A short term loan of $399,063 is credited from Citibank with an interest rate of 6.03% and secured by deposit.

(2) A short term loan of $399,063 is credited from Citibank with an interest rate of 6.03% and secured by deposit.

(3) A short term loan of $1,330,213 is credited from Citibank with an interest rate of 6.03% and secured by deposit.

(4) A short term loan of $532,085 is credited from Citibank with an interest rate of 6.03% and secured by deposit.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Loans

As of September 30, 2007 and December 31, 2006, the Company has the following long-term loans:

	September 30	December 31
	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from March 08, 2005 to March 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$-	$24,858

Other borrowing from Pacific Finance are financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02, 2008 with one month advance rental, secured by Jiada Hu, Henying Peng, Jianjun Zeng and Shenzhen Ritar.	43,952	185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	207,846	319,795

Total loans	251,798	547,378
Less: current portion	(43,952)	(387,481)
Long-term loans, less current portion	$207,846	$159,897

Future maturities of long-term loans are as follows as of September 30, 2007:
2007	43,952	387,481
2008	207,846	159,897

Total	$251,798	$547,378

13. Other current assets

Other current assets consist of the following:

	September 30	December 31
	2007	2006

Note receivables	$316,262	$211,093
Other receivables, net of allowances for bad debts of $96,657and $64,550	674,967	256,956
Advance to suppliers	765,964	70,877
Deferred expenses	43,049	5,923

Total	$1,800,242	$544,849

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Restricted cash

Restricted cash consists of the following:

	September 30	December 31
	2007	2006

Bank deposit held as collateral for bank loan	$4,670,249	$1,120,000

At September 30, 2007, restricted cash of $4,665,249 represented the deposits pledged for general banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11) and restricted cash of $5,000 represented the cash dividend declared in June 2006 that has not been paid.

At December 31, 2006, restricted cash of $1,120,000 represented the deposits pledged for general banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 11).

15. Income and other tax payables

Income and other tax payables consist of the following:

	September 30	December 31
	2007	2006

Value added tax payable	$255,134	$1,194,403
Income tax payable (see Note 18)	830,975	396,924
Individual Income withholding tax payable	7,729	31,284
Other taxes payable	-	486

Total	$1,093,838	$1,623,097

16. Other current liabilities

Other current liabilities consist of the following:

	September 30	December 31
	2007	2006

Other payable and accrued expenses	$917,162	$504,861
Advance from customers	1,225,977	126,436
Notes payable	2,766,840	-

Total	$4,909,979	$631,297

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of September 30, 2007 and December 31, 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

18. Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the nine months ended September 30, 2007 and 2006 are 34%.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Enterprises income tax in the PRC is charged at 15% of the assessable profit. The subsidiaries of China Ritar incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Consequently, Shenzhen Ritar is charged at 7.5% when having 50% tax exemption while Shanghai Ritar is classified as small enterprise and the taxable income is calculated at 7% of revenue and the tax is charged according to the turnover range at the applicable rate rates on that taxable income. Shanghai Ritar currently is charged a tax rate of 33% of its taxable income.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2007. There are no net operating loss carry forwards at September 30, 2007.

The provision for income taxes consists of the following:

	Nine months ended September 30
	2007	2006

Current tax
- PRC	$540,810	$264,022
- Deferral tax provision	-	-

Total	$540,810	$264,022

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Common Stock and Warrant Transactions

On February 16, 2007, the Company completed a private placement to have fund raising. At the same time, the Company granted to the same investors three-year warrants to purchase 1,603,961 shares of the Company’s common stock at $2.78 per share. On June 4, 2007 two investors exercised their warrant right and acquired 46,729 shares for $2.78 per share.

The total number of warrants outstanding as of September 30, 2007 was 1,557,232 shares.

The total issued and outstanding of the Company’s common stock as of September 30, 2007 was 19,000,996 shares.

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

December 31,	2007

2007	$186,870
2008	703,342
2009	335,545
2010	114,853

Total minimum lease payments	$1,340,610

During the nine months ended September 30, 2007, rent expenses amounted to $406,228, among which $261,459, $16,299 and $128,470 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the nine months ended September 30, 2006, rent expenses amounted to $256,487, among which $213,171, $13,064 and $30,252 were recorded as cost of sales, administrative expense and selling expense, respectively.

On April 15, 2007, Shenzhen Ritar entered into an agreement with the Administrative Committee of Songmu Industrial Park, Hengyang City, Hunan Province (“Songmu Industrial Park”). Under the agreement, Shenzhen Ritar will invest $103.34 million (RMB 800 million) to produce lead-acid battery plate in the park. The Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority.  On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement (“Supplemental Agreement”) that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement, which, among other things, provided the following:

CHINA RITAR POWER CORP.
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

As of September 30, 2007, the Company has paid $0.426 million (RMB3.3 million) for 45,861 square meters of land in the first period of construction.

21. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $182,141 and $188,472 for the nine months ended September 30, 2007 and 2006 respectively.

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

Warranty accrual, beginning of period	$125,414
Warranty accrued during the period	162,656
Adjustments to pre-existing accruals	-
Actual warranty expenditures	(154,971)

Closing balance	$133,099

23. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	Nine months ended
	September 30
	2007	2006

Reliance Telecom Infrastructure Ltd.	17%	-
Zhejiang Luyuan Electric Vehicle Co., Ltd.	4%	10%

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23. Concentrations, Risks, and Uncertainties (continued)

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Nine months ended
	September 30
	2007	2006

Quanzhou City Kaiying Power Company Limited	16%	6%
Fu Jian Quan Zhou Huarui Power Company Limited	12%	17%
Anxi Min Hua Dianchi Company Limited	10%	-
Quanzhou Da Hua Company Limited	9%	15%

24. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 11 and Note 12. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts, which has been determined by reference to past default experience and the current economic environment.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Nine months ended
	September 30
	2007	2006

PRC	$18,063,377	$16,548,557
Outside PRC
- India	9,629,633	1,812,899
- Germany	6,078,381	1,588,884
- other countries, less than 10% of total sales individually	15,330,633	8,135,611
Total outside PRC	31,038,647	11,537,394

Total net sales	$49,102,024	$28,085,951

	Three months ended
	September 30
	2007	2006

PRC	$6,566,170	$8,493,217
Outside PRC
- India	8,958,064	1,360,149
- Germany	3,269,716	504,361
- other countries, less than 10% of total sales individually	9,055,467	2,496,627
Total outside PRC	21,283,247	4,361,137

Total net sales	$27,849,417	$12,854,354

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

•
“Ritar” refer to Ritar International Group Limited, China Ritar Power Corp.’s wholly-owned subsidiary, which was incorporated in the British Virgin Islands and Ritar International Group Limited’s subsidiaries listed below;

•	“China Ritar,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

•	“BVI” refer to the British Virgin Islands;

•	“SEC” refer to the United States Securities and Exchange Commission;

•	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“RMB” refer to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Except where specifically indicated, all common share numbers contained in this report are adjusted to reflect the 1-for-14.75 reverse split of our common stock that occurred on July 7, 2006.

Overview Our Business

China Ritar Power Corp. is a Nevada holding company that only operates through its indirect Chinese subsidiaries. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, especially in the light electric vehicle or LEV segment, in China. Currently, we market, sell and service our 6 series and 197 models of “Ritar” branded, cadmium-free, valve-regulated lead-acid or VRLA, batteries in China and internationally.

We market, sell and service our products nationally and globally through a combination of company-owned offices and independent manufacturers’ representatives. We serve about 700 customers in 56 countries with approximately $18 million or 36.73% of our net sales during the nine-month period ended September 30, 2007 attributable to China and approximately $31 million or 63.27% attributable to other countries. We believe we are well positioned to meet our clients’ delivery and servicing requirements. We have targeted our approach to meet local market conditions, which we believe provides the best possible service for our regional clients and our global accounts.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2007 and growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2007:

•	Revenues: Our revenues were approximately $27.8 million for the third quarter of 2007, an increase of 115.38% from the same quarter of last year.

•	Gross Margin: Gross margin was 22.69% for the third quarter of 2007, as compared to 24.67% for the same period in 2006.

•	Operating Profit: Operating profit was approximately $3.7 million for the third quarter of 2007, an increase from approximately $2.2 million of the same period last year.

•	Net Income: Net income was approximately $3.1 million for the third quarter of 2007, an increase of 58.74% from the same period of last year.

•	Fully diluted earnings per share was $0.159 for the third quarter of 2007.

RESULTS OF OPERATIONS

Three Months EndedSeptember 30, 2007 Compared to Three Months Ended September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2006 to the three-month period ended September 30, 2007.

All amounts in thousands of U.S. dollars, except percentages

	Three-Month Period		Three-Month Period
	Ended on September 30, 2007		Ended on September 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	27,849	100%	12,854	100%
Costs of sales	21,531	77.3%	9,683	75.3%
Gross profit	6,318	22.7%	3,172	24.7%
Salaries	258	0.9%	144	1.1%
Sales commission	726	2.6%	133	1.0%
Other selling ,general and administrative expenses	1,615	5.8%	706	5.5%
Income before income taxes and minority interests	3,463	12.4%	2,143	16.7%
Income taxes	327	1.2%	145	1.1%
Net income	3,127	11.2%	1,970	15.3%

	Three-month	Three-month	Dollar	Percentage (%)
	Period Ended	Period Ended	Increase	Increase/
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		Dollars in thousands

Sales revenue	27,849	12,854	14,995	116.7%
Costs of sales	21,531	9,683	11,848	122.4%
Gross profit	6,318	3,172	3,146	99.2%
Salaries	258	144	114	79.2%
Sales commission	726	133	593	445.9%
Other selling ,general and administrative expenses	1,615	706	909	128.8%
Income before income taxes and minority interests	3,463	2,143	1,320	61.6%
Income taxes	327	145	182	125.5%
Net income	3,127	1,970	1,157	58.7%

	Three Months Ended September 30,
	2007	2006
Components of Revenue (In thousands)

Total revenue	27,849	12,854

Revenue by Product/Product line

LEV	5,891	9,031
UPS	21,958	3,823

Revenues. Revenues increased approximately $15 million, or 116% to approximately $27.85 million for the three months ended September 30, 2007 from approximately $12.85 million for the same period in 2006. This increase was mainly attributable to significant increased sales of UPS batteries in overseas markets by adopting active market strategies. We have successfully attracted more overseas customers because of our excellent goods quality and reputation in the industry. In addition, due to our expanded production capacity and increased cash flows, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity. Furthermore, we raised the sale prices of our products in order to offset the increased raw material price.

Cost of Sales. Our cost of sales increased approximately $11.85 million, or 122% to approximately $21.5 million for the three months ended September 30, 2007 from approximately $9.68 million for the same period in 2006. This increase was due to an increase of sales volume as well as increased costs of raw materials. As a percentage of revenues, the cost of sales increased to 77.3% during the three months ended September 30, 2007 from 75.3% in the same period of 2006. Such decrease of gross margin was mainly attributable to the increasing prices of lead, our major raw materials, accounting for approximately 70% of the whole cost. Furthermore, the prices of other raw materials and components are also increased resulting in an increase of cost of sales.

Gross Profit. Our gross profit increased approximately $3.15 million, or 99.2% to approximately $6.32 million for the three months ended September 30, 2007 from approximately $3.17 for the same period in 2006. Gross profit as a percentage of revenues was 22.7% for the three months ended September 30, 2007, a decrease of 2% from 24.7% for the same period of 2006. Such percentage decrease was mainly due to the increased cost of sales as a percentage of revenues as discussed above.

Salaries. Salaries increased approximately $0.11 million, or 79.2% to approximately $0.26 million for the three months ended September 30, 2007 from $0.14 million for the same period in 2006. As a percentage of revenues, salaries decreased to 0.9% for the three months ended September 30, 2007 from 1.1% for the same period of 2006. The dollar increase of salaries was mainly attributable to increased headcounts in accordance with expanded production and sales volume. The Company also increased salaries and fringe benefits of the salesperson and the staff in management level and research and development department in order to motivate the core team to contribute more to the Company.

Sales Commission. Sales commission increased approximately $0.59 million, or 445.9% to approximately $0.73 million for the three months ended September 30, 2007 from $0.13 million for the same period of 2006. As a percentage of revenues, sales commission increased to 2.6% for the three months ended September 30, 2007 from 1% for the same period of 2006. During the three months ended September 30, 2007, we adopted active marketing strategies to promote our products and exerted great efforts simultaneously to develop new customers and overseas customers in particularly, which has resulted in a significant increase in sales volume of these new customers and sales commission correspondingly. We paid sales commission to sales agents for obtaining sale from new customers.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.91 million, or 128.8% to approximately $1.62 million for the three months ended September 30, 2007 from $0.71 million for the same period of 2006. As a percentage of revenues, other selling, general and administrative expenses increased to 5.8% for the three months ended September 30, 2007 from 5.5% for the same period of 2006. The dollar increase of other selling, general and administrative expenses was mainly attributable to the increase in research and development expenses, exhibition fees and miscellaneous expenses as a result from our newly rented production line and our operation expansion.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $1.32 million or 61.6% to approximately $3.46 million for the three months ended September 30, 2007 from approximately $2.14 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 12.4% for the three months ended September 30, 2007 from 16.7% for the same period of 2006 due to the factors described above.

Income Taxes.

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the third quarter of 2007.

BVI

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Our subsidiary, Shenzhen Ritar, is subject to Chinese enterprises income tax, or EIT, at a rate of 15% of the assessable profits. As approved by the local tax authority in the PRC, Shenzhen Ritar was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2003. Accordingly, Shenzhen Ritar was subject to a tax rate of 7.5% for 2005, 2006 and 2007. Furthermore, Shenzhen Ritar, as a Foreign Investment Enterprise engaged in advanced technology industry, was approved to extend 50% tax exemption to 2010.

Our another subsidiary, Shanghai Ritar, is classified as small enterprise and the taxable income is calculated at 7% of revenue and the tax is charged according to the turnover range at the applicable rate rates on that taxable income. Shanghai Ritar currently is subject to t a tax rate of 33% of its taxable income. Since our other subsidiaries, Huizhou Ritar and Hengyang Ritar have not generated any revenues yet, they are not subject to income tax for the third quarter of 2007.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Our provisions for income taxes increased approximately $0.18 million to approximately $0.33 million for the three months ended September 30, 2007 from approximately $0.15 million for the same period of 2006. We paid more taxes during the third quarter of 2007 mostly because of the increased income in the third quarter of 2007 compared to the third quarter of 2006.

Net Income. Net income increased approximately $1.16 million, or 58.7% to approximately $3.13 million for the three months ended September 30, 2007 from approximately $1.97 million for the same period of 2006, as a result of the factors described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2007.

	Nine-Month Period		Nine-Month Period
	Ended on September 30, 2007		Ended on September 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	49,102	100.0%	28,086	100.0%
Costs of sales	38,483	78.4%	21,965	78.2%
Gross profit	10,620	21.6%	6,120	21.8%
Salaries	870	1.8%	370	1.3%
Sales commission	960	2.0%	305	1.1%
Other selling ,general and administrative expenses	3,200	6.5%	1,767	6.3%
Income before income taxes and minority interests	5,081	10.3%	3,526	12.6%
Income taxes	541	1.1%	264	0.9%
Net income	4,536	9.2%	3,195	11.4%

	Nine-month	Nine-month	Dollar	Percentage (%)
	Period Ended	Period Ended	Increase	Increase/
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		Dollars in thousands

Sales revenue	49,102	28,086	21,016	74.8%
Costs of sales	38,483	21,965	16,518	75.2%
Gross profit	10,620	6,120	4,500	73.5%
Salaries	870	370	500	135.1%
Sales commission	960	305	655	214.8%
Other selling ,general and administrative expenses	3,200	1,767	1,433	81.1%
Income before income taxes and minority interests	5,081	3,526	1,555	44.1%
Income tax	541	264	277	104.9%
Net income	4,536	3,195	1,341	42.0%

	Nine Months Ended September 30,
	2007	2006
Components of Revenue (In thousands)

Total revenue	49,102	28,086

Revenue by Product/Product line
LEV	17,703	18,042
UPS	31,399	10,044

Revenues. Revenues increased approximately $21 million, or 74.8% to approximately $49.1 million for the nine months ended September 30, 2007 from approximately $28.1 million for the same period in 2006. This increase was mainly attributable to the significant increased sales of UPS batteries in overseas markets by adopting active market strategies. We have successfully attracted more potential overseas customers because of our excellent goods quality and reputation in the industry. In addition, because of our expanded production capacity and increased cash flows, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity. Furthermore, we raised our sale prices in order to offset the increased raw material price.

Cost of Sales. Our cost of sales increased approximately $16.52 million, or 75.2% to approximately $38.48 million for the nine months ended September 30, 2007 from approximately $21.97 million for the same period in 2006. This increase was due to an increase of sales volume and increased costs of raw materials. As a percentage of revenues, the cost of sales increased to 78.4% during the nine months ended September 30, 2007 from 78.2% for the same period of 2006. Such decrease of gross margin was mainly attributable to the continually increasing price of lead, our major raw materials, accounting for approximately 70% of the whole cost of sales. Furthermore, the price of our other raw materials and components are also increased.

Gross Profit. Our gross profit increased approximately $4.5 million, or 73.5% to approximately $10.62 million for the nine months ended September 30, 2007 from approximately $6.12 for the same period in 2006. Gross profit as a percentage of revenues was 21.6% for the nine months ended September 30, 2007, a decrease of 0.02% from 21.8% for the same period of 2006. Such percentage decrease was mainly due to the increased cost of goods sold as percentage of revenues as discussed above.

Salaries. Salaries increased approximately $0.5 million, or 135.1% to approximately $0.87 million for the nine months ended September 30, 2007 from $0.37 million for the same period in 2006. As a percentage of revenues, salaries increased to 1.8% for the nine months ended September 30, 2007 from 1.3% for the same period of 2006. The dollar increase of salaries was mainly attributable to the increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of the Company’s salesperson, the staff at management level and research and development department in order to motivate the core team to contribute more to the Company.

Sales Commission. Sales commission increased approximately $0.65 million, or 214.8% to approximately $0.96 million for the nine months ended September 30, 2007 from approximately $0.31 million for the same period of 2006. As a percentage of revenues, sales commission increased to 2% for the nine months ended September 30, 2007 from 1.1 % for the same period of 2006. During the nine months ended September 30, 2007, we have adopted active marketing strategies to promote our products and exerted great efforts simultaneously to develop new customers and overseas customers in particularly, which has resulted in the significant increase in sales volume of new customers and sales commission correspondingly. We paid sales commission to sales agents mainly for obtaining new business from new customers.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $1.43 million, or 81.1% to approximately $3.2 million for the nine months ended September 30, 2007 from approximately $1.77 million for the same period of 2006. As a percentage of revenues, other selling, general and administrative expenses increased to 6.5% for the nine months ended September 30, 2007 from 6.3% for the same period of 2006. The dollar increase of other selling, general and administrative expenses was mainly attributable to the significantly expanded scale of our operations and continuing sales for the nine months ended September 30, 2007.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $1.56 million or 44.1% to approximately $5.08 million for the nine months ended September 30, 2007 from approximately $3.53 million for the same period of 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 10.3% for the nine months ended September 30, 2007 from 12.6% for the same period of 2006. The percentage decrease was mainly attributable to the increase of sales commission and other selling, general and administrative expenses as discussed above.

Income Taxes. Income taxes increased approximately $0.28 million to approximately $0.54 million for the nine months ended September 30, 2007 from approximately $0.26 million for the same period of 2006. We paid more taxes in the first nine months in 2007 mostly because of the increased income in the nine months ended September 30, 2007 compared to the same period of 2006.

Net Income. Net income increased approximately $1.34 million, or 42% to approximately $4.54 million for the nine months ended September 30, 2007 from approximately $3.20 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2007, we had cash and cash equivalents (including restricted cash) of approximately $11.47 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$(671)	481
Net cash (used in) investing activities	$(1,562)	(1,032)
Net cash provided by financing activities	$7,799	1,457
Net cash inflow	$5,845	907

Operating Activities

Net cash used in operating activities was approximately $0.67 million for the nine-month period ended September 30, 2007, while during the same period of 2006 we had approximately $0.48 million net cash provided by operating activities. The change of cash provided by operating activities was mainly attributable to an increase of approximately $8.46 million in inventory to approximately $14.43 million as of September 30, 2007 from approximately $5.97 million as of December 31, 2006. The increase in inventory was mainly attributable to our anticipation of the increase in the price of lead, our major raw materials. We increased our purchases of raw materials in the nine months ended September 30, 2007 and maintained higher inventory level as of September 30, 2007 to reduce the risk of rising lead price.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine-month period ended September 30, 2007 was approximately $1.56 million, which is an increase of approximately $0.53 million from net cash used in investing activities of approximately $1.03 million for the same period of 2006. The increase of cash used in investing activities was mainly due to the increase of payments to acquire property, plant and the equipment, which was partially offset by loans to related parties.

Financing Activities

Net cash provided by financing activities for the nine -month period ended September 30, 2007 was approximately $7.8 million, which is an increase of approximately $6.34 million from approximately $1.46 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to approximately $10.71 million net proceeds we received from the private placement transaction in February 2007 and the Citibank’s short-term loans in August 2007 (see below).

Loan Facilities

As of September 30, 2007, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Citibank	$0.4	August 8, 2007	October 19, 2007	2.5 months
Citibank	$0.4	August 7, 2007	October 29, 2007	2.5 months
Citibank	$1.33	August 14, 2007	November 8, 2007	2.5 months
Citibank	$0.53	August 20, 2007	November 25, 2007	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.21	December 4, 2006	December 4, 2008	2 years
Dah Sing Bank Limited	$0.04	January 3, 2006	January 2, 2008	2 years
Total	$2.91

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

On April 15, 2007, our Chinese subsidiary Shenzhen Ritar entered into an agreement for stationing project into industrial park (“Songmu Investment Agreement”), with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China (“Songmu Industrial Park”). Under the Songmu Investment Agreement, Shenzhen Ritar agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in its new subsidiary Hengyang Ritar, located in this industrial park. The project will be constructed in three phases within the next four years. Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. On April 20, 2007, we invested $2,500,000 into Hengyang Ritar. On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement (“Supplemental Agreement”) that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement, which, among other things, provided the following:

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

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $532,085 borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. The loan has an annual interest rate of 6.03% and will mature on November 25, 2007.

In connection with the short-term credit facility agreement, Shenzhen Ritar entered into a bill discount service agreement, dated August 1, 2007, with Citibank (China) Co., Ltd., Shenzhen Branch. Pursuant to this agreement, Shenzhen Ritar may from time to time request an advance or advances of any amount equal to the difference between the face value of commercial bills and the discount interest charged by the bank. Under the agreement, the current annual discount rate is 5.7285%. Advances must be made by the bank within one business day after Shenzhen Ritar’s submission of required documents. There are no financial covenants or ratios under this bill discount service agreement.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Inventories - Inventories are stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable - Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent, which they are considered to be doubtful.

•
Property, plant and equipment - Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Plant and machinery	5 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

•
Valuation of long-lived assets -The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

•
Revenue recognition - Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured. Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years. There are no post-shipment obligations, price protection and bill and hold arrangements.

•
Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

•
Research and development expenses - Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2007 and 2006, research and development costs expensed to operating expenses were approximately $187,853, and $157,475 respectively.

•
Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

•
Use of estimates - The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

•
Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

•	FSP EITF 00−19−2 “Accounting for Registration Payment Arrangements” -

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since September 15, 2007, the People’s Bank of China has increased the interest rate of RMB bank loans with a term of six months or less by approximately 0.27% and loans with a term of six to 12 months by approximately 0.27%. The new interest rates are approximately 6.48% and 7.29% for RMB bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at September 30, 2007 would decrease net income before income taxes by approximately $858 for the three months ended September 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in RMB, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Jiada Hu, our President and Chief Executive Officer, and Zhenghua Cai, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Risk factors relating to us are contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. No material change to such risk factors has occurred during the three months ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2007, we made no unregistered sales of our equity securities.

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

DATED: November 19, 2007

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