Form 10-K
period 2007-12-31
China Ritar Power Corp.
filed 2008-04-01
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-51908

CHINA RITAR POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0422564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Room 405, Tower C, Huahan Building, 16 Langshan Road, North High-Tech Industrial Park, Nanshan District, Shenzhen, China, 518057
(Address of principal executive office and zip code)

(86) 755-83475380
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $30.6 million. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2008, there were 19,125,647 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA RITAR POWER CORP.

FORM 10-K
For the Fiscal Year Ended December 31, 2007

Use of Term

Except as otherwise indicated by the context, all references in this annual report to (i) “Ritar,” the “Company,” “we,” “us” or “our” are to China Ritar Power Corp., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Ritar BVI” are to our subsidiary Ritar International Group Limited, a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Shenzhen Ritar” are to our subsidiary Shenzhen Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Shanghai Ritar” are to our subsidiary Shanghai Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (v)“Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (ix) “China” and “PRC” are to the People’s Republic of China; (x) “BVI” are to the British Virgin Islands; and (xi) “SEC” are to the United States Securities and Exchange Commission.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our heavy reliance on limited number of consumers;
•	strong competition in our industry;
•	increases in our raw material costs; and
•	an inability to fund our capital requirements.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the leading manufacturers of lead-acid batteries in China. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, including telecommunications, uninterrupted powers source devices, light electric vehicles and alternative energy production (solar and wind power). We conduct all of our operations in China. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. We market, sell and service our 6 series and 197 models of “Ritar” branded, cadmium-free, valve-regulated lead-acid, or VRLA, batteries in China and internationally.

Our client base mainly includes light electric vehicle, or LEV, manufacturers such as Electritherm (India) Ltd., Energy Batteries Ltd., Zhejiang LvYuan Electric Vehicle Co., Ltd., Shenzhen ShenLing Vehicle Co., Ltd., and China XingYue Group, international uninterruptible power source, or UPS, manufacturers, including Delta Electronics (Jiangsu) Ltd. and SSB Battery Service GmbH, and telecommunications operators such as China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A majority of our products are sold outside of China, with overseas sales accounting for 64.6% of our total revenue in fiscal year 2007. Our major export markets are India, Italy, Germany, the United States and Brazil.

Through our manufacturing facilities located in Shenzhen and Shanghai, we currently have 14 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar and the other eleven production lines are located at Shenzhen Ritar. Our current annual designed production capacity of lead acid battery is approximately 1.26 million kilowatt-hours. We recently completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province. Lead acid battery production at this facility will begin by approximately April 2008. In addition, in the second quarter of 2008, production of lead plates will begin at the Hengyang facility.

History and Corporate Structure

We were originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation merged with and into Concept Ventures Corporation, a Nevada corporation. From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited, a BVI company, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On February 16, 2007, we acquired Ritar BVI through a share exchange transaction pursuant to which the stockholders of Ritar BVI transferred all capital stock of Ritar BVI to us in exchange for a majority ownership of our Company. Our acquisition of Ritar BVI is accounted for as a recapitalization effected by a share exchange, wherein Ritar BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The following chart reflects our organization structure as of the date of this annual report:

Business Strategy

Our goal is to build on our existing strengths to become a global leader in the development and manufacturing of lead-acid batteries. We are committed to providing high quality products, responsive service and competitive prices in the niche market of lead-acid batteries. We intend to profitably grow our business by pursuing the following strategies:

•
Increase production capacity. The construction of the first phase of our new technical and manufacturing complex at our wholly-owned subsidiary Hengyang Ritar Power Co., Ltd., or Hengyang Ritar, has been completed and our lead acid battery production will begin in April of 2008. The new production lines will increase our production capacity for lead acid batteries by 100% by the end of 2008. In addition, in the second quarter of 2008, the production of lead plates will commence at Hengyang Ritar. Upon completion of the second phase construction at Hengyang Ritar, our battery production capacity is expected to be roughly quadrupled as compared to 2007 levels and lead plate capacity will reach 45,000 metric tons per year, which is expected to be sufficient to provide lead plates for approximately 50%-60% of our batteries.

•
Improve production cost-efficiency through vertical integration. Hengyang Ritar is strategically located near lead mining reserves in Shuikou Shan, Hunan, which will allow us to more readily secure a long-term supply of lead for our batteries. In the second quarter of 2008, Hengyang Ritar will commence production of lead plates, which comprises approximately 85% of the cost of lead acid batteries. We expect that vertically integrating the production of lead plates will provide an approximate 3%-6% improvement in gross margins for the Company in the long-term.

•
Targeting niche applications. We target niche applications within the lead acid battery market, avoiding the highly competitive automotive market. Our batteries are primarily used in UPS, telecommunications, alternative energy (solar and wind power), and LEV applications. We expect that in these markets, where our gel compound/photovoltaic batteries have demonstrated competitive advantages, our revenues will grow at faster rates than the overall economy for the next few years.

•
Strengthen our research and development efforts. We intend to continue to strengthen our research and development capacities in order to provide high-quality products and a wide spectrum of value-added services and further build up our brand in both Chinese and the international market. In particular, our research and development efforts will focus on the following:

o
Developing our Nano Battery, which has a higher storage capacity, longer life cycle and higher discharge rate than our other lead acid battery products with the same storage capacity, yet will be smaller and lighter. We expect to be the first company in China for commercial production of this product.

o	Developing United Liquid Alloy Batteries, which have longer life cycle and weigh less than half of our other lead acid batteries with the same storage capacity.

Our Products

We market, sell and service our six series and 197 models of “Ritar” branded valve regulated lead-acid batteries in China and internationally.

Our battery series, applicable voltage, capacity and applications are as follows:

Series Name	Voltage	Capacity (Ampere- hour or AH)	Application

RT Series	2V 4V 6V 8V 10V 12V 18V 24V 36V	Less than or equal to 28AH	UPS Emergency lights Automatic control systems Medical equipment Electric toys and tools

RA Series	6V 12V	28AH – 240AH	UPS Telecommunications and power systems Automatic control systems Solar and wind powered systems Medical equipment

RL Series	2V	200AH	Emergency power system, or EPS Telecommunications and power systems Automatic control systems Solar and wind powered systems

Gel Series	2V		UPS Telecommunications and power systems Automatic control systems Solar and wind powered systems

LEV Series	12V	14AH 22AH 24AH (20 hours)	Electric bicycles Electric motorcycles Electric three wheelers Golf carts Electric scooters

FT Series	12V	55AH – 180AH	UPS EPS Telecommunications and power systems Automatic control systems Solar and wind powered systems

Sales of our products can be categorized among the different applications for our products. These applications consist of:

•
UPS – a device which maintains a continuous supply of electric power to connected equipment by supplying power from a separate source when utility power is not available. While not limited to any particular type of equipment, a UPS is typically used to protect computers, telecommunication equipment or other computer-controlled electrical equipment where an unexpected power disruption could cause injuries, fatalities, serious business disruption or data loss

•	LEV – basically electric bicycles, electric motorcycles, electric scooters, electric three wheelers, and electric golf carts

•	Telecommunications – such as wireless, wire line and internet access systems, central and local switching systems, satellite stations and radio transmission stations

•	Power – used in electric utilities and energy pipelines

•	EPS and alarm systems

•	Others (electric toys, solar power and wind power)

Manufacturing

Our manufacturing facilities are located in Shenzhen, Shanghai and Hengyang in the PRC. We currently have 14 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar and the other eleven production lines are located at Shenzhen Ritar. Our current annual designed production capacity of lead acid battery is approximately 1.26 million kilowatt-hours. We recently completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and lead acid battery production at this facility will begin by approximately April 2008. In addition, in the second quarter of 2008, production of lead plates will begin at the Hengyang facility. Upon completion of the second phase construction at Hengyang Ritar, our battery production capacity is expected to be roughly quadrupled as compared to 2007 levels and lead plate capacity will reach 45,000 metric tons per year, which is expected to be sufficient to provide lead plates for approximately 50%-60% of our batteries.

Raw Materials

We have developed a complete supply chain utilizing a group of primarily Chinese material and equipment suppliers.

The major components of lead-acid batteries are the positive and negative lead plates, which account for approximately 65% of the total cost of raw materials, and the battery case, including the battery container, cover and top lid, accounting for about 19% of the total cost of raw materials. The remaining portion of our raw materials cost is comprised of the separators, electrolytes, active substances and other miscellaneous raw materials used in the production of our products. The prices of these raw materials are determined according to prevailing market conditions, supply and demand.

Our sourcing system and good business relationships with leading raw materials manufacturers, particularly manufacturers of positive and negative lead plates (an important factor for lead-acid battery manufacturers), ensures quality, stability and availability of the raw materials used to produce our products. We have maintained stable and good relationships with all of these suppliers since the commencement of our business in 2002.

Lead is the most important raw material used in the production of our products. The cost of lead accounts for approximately 98% of the total cost of positive and negative lead plates, and approximately 63.7% of the total cost of raw materials.

We take the following measures to mitigate the adverse effects of fluctuations in the cost of lead:

•	We enter into fixed-term (generally one year) and fixed-priced agreements with plate suppliers.

•
Since 2004, we have provided in our agreements with our clients that the price of our products will rise 0.6% every time the price of lead increases by 1%. Because lead is traded on the world’s commodity markets and its price fluctuates daily, our lead price is based on the average price in Shanghai Nonferrous Metals (the net web). Meanwhile, we also agree that the price changes of our products only occur if the lead price rises or decreases over RMB 500 (approximately $62.5) per ton.

•	Our research and development department and production department jointly initiated a design improvement process intended to reduce the costs of raw materials without sacrificing product quality.

•	Hengyang Ritar is strategically located near lead mining reserves in Shuikou Shan, Hunan, which will allow us to more readily secure a long-term supply of lead for our batteries.

China has also already announced new measures to adjust the export tax rebate. This announcement came on September 14, 2006 and was effective September 15, 2006. As a result of this measure, the export rebate tax previously imposed on lead-acid batteries was abolished. We expect the Chinese government to introduce other measures which will increase the supply of lead to the Chinese lead market and which should reduce the cost of lead in the Chinese market.

Customers

We serve about 700 clients in 56 countries with approximately $25.9 million, or 35.4%, of our net sales in fiscal year 2007 attributable to China and $47.4 million, or 64.6%, attributable to other countries. Our overseas sales cover 55 countries, such as India, Italy, Germany, the United States and Brazil. Our overseas sales accounted for approximately 64.6%, 46.6% and 38.7% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We serve a broad client base of LEV manufacturers, international UPS manufacturers, and telecommunications operators. The following table provides information on our top ten clients in fiscal years 2007.

TOP TEN CLIENTS IN 2007

No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales
1	Reliance Telecom Infrastructure Ltd.	Telecommunications operator in India	10,841	14.8%

2	OKIN Gesellschaft fur Antriebstechnik GmbH	Massage chair manufacturer in Germany	5,038	6.9%

3	SSB Battery Service GmbH	German UPS battery distributor	2,688	3.7%

4	Zhejiang LvYuan Electric Vehicle Co., Ltd.	Electric bicycle manufacturer in China	2,287	3.1%

5	Phoenixes Electronics(Shenzhen) Co. Ltd.	UPS manufacturer in China	2,206	3.0%

6	Effekta Regel Technik GmbH	UPS manufacturer in Germany	2,178	3.0%

7	System Electric Co. Ltd.	UPS manufacturer in China	2,041	2.8%

8	Beghelli Asia Pacific Ltd.	Lighting manufacturer in Italy	1,701	2.3%

9	Wamtechnik Sp. z o.o.,	UPS manufacturer in Poland	1,380	1.9%

10	Alco Battery Sales Australia	Electric bicycle, solar energy manufacturer in Australia	1,254	1.7%

	Total		31,614	43.1%

Sales and Marketing

For domestic sales, we have established four regional sales branches, responsible for South, East, Southwest and North China, respectively, which, as of December 31, 2007, consisted of an aggregate of 28 sales offices. These sales offices are also responsible for post-sale services. Currently, we have 607 domestic original equipment manufacturers, or OEM, clients that we sell our products to directly. We also sell our products to the after-market, users of products manufactured and sold by OEMs, which has accounted for less than 10% of our total domestic sales historically. We recognize that the after-market is becoming more important, and are beginning the process of strengthening our sales efforts to this market through our sales offices. Our domestic sales accounted for about 35.4%, 53.4% and 61.3% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Our overseas (outside of China) sales cover 55 countries, such as India, Italy, Germany, the United States and Brazil. Our overseas sales accounted for approximately 64.6%, 46.6% and 38.7% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively. Our sales staff continually works to explore new and better ways to provide services, as a core part of the company’s business strategy.

Our marketing approach focuses on the demands of our clients. We develop new business by identifying and contacting potential new clients through referrals or as a result of new clients contacting us because of our reputation in the industry. Prospective clients are invited to evaluate our research and development capabilities, tour our production facilities, review our quality control functions, and discuss other operating aspects of our business with our management. If a prospective client retains us, we normally initially enter into small volume sales contracts. We undertake a series of tests on the performance of the products that we will produce for the new client and then begin to supply these products to the client in small batches. Typically, the purchase volume will then grow over time. Eventually, we strive to become a major supplier to each of our clients. The time that this process takes varies for different product segments, different markets and different clients. For example, it usually takes from one week to one month for Chinese LEV market clients and one to two months for the UPS market segment. While in the overseas market, it usually takes half a year to one year for us to become the supplier because all of our overseas clients are high-end OEMs. Furthermore, sales in China have relatively higher margins, a larger potential market and large number of potential customers, but the overseas sales are relatively more stable, and are less of a credit risk.

We work to strengthen our market presence through various types of campaigns. We participate in several domestic and international trade fairs such as CeBIT, which is the world’s largest trade fair showcasing digital IT and telecommunications solutions for home and work environments. We also participate in SuperComm, the world’s premier annual communications and information technology exhibition and conference, each year to raise our recognition and promote our products internationally. These trade fairs not only promote our company reputation, but also our brand name.

Competition

Foreign battery companies are seeking to take advantage of growth of the Chinese battery market. These foreign battery manufacturers also desire to reduce production costs. Many foreign battery manufacturers are investing in joint ventures or investing directly in China. At present, Japanese companies like Panasonic are setting up plants in China.

Many new energy storage technologies, other than lead acid, which have been introduced over the past several years, also compete with our products for customers who may decide to use these new battery technologies instead of our products. In addition, we now face potential competition from fuel cell manufacturers as a result of recent developments in fuel cell technology.

We compete based upon the price and quality of our products, ability to produce a diverse range of products and customer service. In the UPS and telecommunication product segments, which we believe are our fastest growing segments, we compete principally with Harbin Guangyu Battery Co., Ltd., or Guangyu, and Exide Technologies, or Exide.

We believe that the price of our products is significantly lower than that of Exide and approximately equivalent to the prices charged by our other competitors. We believe that the quality of our products is superior to the quality of Guangyu’s products, but is equivalent to the quality of Exide’s products. Our product mix is more diverse than the product mix of all of our competitors. Finally, we believe that our customer service is better than that of our competitors.

Intellectual Property

We currently have the following patents either issued or pending approval:

Patent Name	Patent type	Patent No./Application No.	Expiration Date	Status

Construct of Sealed terminal of VRLA battery	Utility Model	ZL 200420042736.7	February 17, 2014	Approved

Nano-Silicon Fiber Stationary Storage lead acid battery	Invention Patent	200610061139.2	N/A	Pending

Nano-Silicon Fiber Stationary Storage lead acid battery	Utility Model	200620014068.6	N/A	Pending

We have registered the trademark for the logo with the Trademark Office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our products. Our trademark expires in August 2013 and may be continually renewed thereafter.

In addition, we protect our know-how technologies through confidentiality provisions of the employment contracts we enter into with our employees.

Research and Development Efforts

We currently operate one research and development center located in Shenzhen. As of December 31, 2007, we had 59 research and development staff (26 of whom hold Master/PhD degrees) who independently manage new product development projects. Our research and development center’s mission is to develop advanced technologies, advanced battery materials, new gel and photovoltaic battery development, and training.

Unlike other major lead-acid battery manufacturers, we do not solely depend on joint-development programs with universities. Instead, we emphasize the independent development of proprietary technology. Our Chief Technology Officer, Mr. He, has led our research and development team’s efforts relating to the development of several series of new products, including, the LEV battery series, and gel battery series (including solar energy storage batteries), all of which are revenue generating products for us. All of these new products contribute and we expect that they will continue to contribute revenues to us in the future.

During the fiscal years 2007, 2006 and 2005, our research and development expenses amounted to approximately $0.27 million, $0.21 million and $0.16 million, representing approximately 0.36%, 0.52% and 0.70% of our sales, respectively. These expenses were mainly composed of staff costs and depreciation of testing equipment used in a variety of projects and other research and development expenses.

Employees

As of December 31, 2007, we had 1,496 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Production	1,150

Quality Control	132

Domestic Sales	15

After Sales Service	15

Human Resources	45

Planning and Material Center	35

Research and Development	59

International Sales	30

Finance	15

Total	1,496

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

As required by applicable Chinese laws, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at a rate of 8% of the average monthly salary. In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We have purchased required social insurance for all of our employees.

Regulation
Since our operating subsidiaries Shenzhen Ritar and Shanghai Ritar are located in China, we are subject to a variety of PRC environmental laws and regulations related to air emission, noise, water discharge and storage and disposal of solid and hazardous wastes. The primary environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. Our production sites in the PRC are also subject to regulation and periodic monitoring by the relevant environmental protection authorities.

We believe that it is important to carry out our operations in an environmentally friendly manner. As such, we attempt to reduce the consumption of natural resources in our operations as much as possible. We also take steps to ensure that waste and by-products produced as a result of our operations are properly disposed of in accordance with applicable laws so as to minimize adverse effects to the environment. These steps include : (1) making sure there is no waste water drained off from our operations; (2) entering into an agreement with Waste Disposal Station, Bao’an District, Shenzhen for wasted acid and hazardous materials disposal; (3) collectively recycling the wasted old materials of the productions by Qiaotou Village Committee; (4) hiring professional waste battery recycling companies to be in charge of waste batteries within the territory of PRC; and (5) being a member of Portable Rechargeable Battery Association, or PRBA an international organization which endeavors to obtain consistent domestic and international solutions to environmental and other selected issues affecting the use, recycling and disposal of small sealed rechargeable batteries. We have signed a recycling agreement with PRBA which authorizes PRBA to be in charge of battery recycling outside the territory of PRC.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We operate in an extremely competitive industry and are subject to continual pricing pressure that could negatively affect our financial results.

We compete with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties experienced by several of our competitors, we have been subject to continual and significant pricing pressures. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with original equipment manufacturers and other customers. In addition, some of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

Cyclical industry conditions have adversely affected, and may continue to adversely affect, the results of our operations.

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

Product branding is important to us and if our brands are misappropriated or our reputation otherwise harmed, our operations and financial results could be negatively impacted.

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

A significant portion of our revenues has been historically derived from a limited number of customers. For the fiscal years ended December 31, 2007, 2006 and 2005, over 41%, 45% and 40% of our revenues, respectively, were derived from our ten largest customers. The loss of any of these significant customers that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A(T) of this Annual Report on Form 10-KSB. Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by SOX 404 and there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends to our stockholders.

China Ritar Power Corp. has no direct business operations, other than its ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in China’s political or economic situation could harm us and our operational results.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

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

Our largest stockholder, Jiada Hu, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Mr. Jiada Hu, our CEO and President, is the beneficial owner of approximately 43.53% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Hu are not in their best interests.

ITEM 2.	PROPERTIES

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our main production facilities are located at our headquarters in Shenzhen, China. The total site area is approximately 25,027 square meters. Among them, 9,859 square meters were leased from Shenzhen Qiaotou Equity Cooperation Co. The term of this lease is from May 1, 2007 through January 30, 2009. About 6,100 square meters were also leased from Shenzhen Qiaotou Equity Cooperation Co. The term of this lease is from February 1, 2006 through January 30, 2009. About 6,968 square meters were leased from Shenzhen Huadelin Investment Co., Ltd. The term of this lease is from July 9, 2007 through June 30, 2010. The other 2,100 square meters were leased from Fuyong Yingfeng Machinery & Equipment Factory. The term of lease is 12 months commencing on March 15, 2008 and expiring on March 14, 2009. We expect that we will be able to renew these leases on similar terms prior to their expiration. We manufacture all of our product types at these facilities.

We have a secondary production facility in Shanghai, China. The total site area of this facility is approximately 13,000 square meters. We lease this facility under a lease with Shanghai Fengxian Livestock and Fishery Co., Ltd. The term of this lease is from July 1, 2003 through June 30, 2016. We expect that we will be able to renew this lease on similar terms prior to its expiration. We manufacture LEV lead-acid batteries at this facility.

Our third production facility is located in Huizhou, China. The total site area is approximately 14,704 square meters. We lease this facility under a lease with Huizhou Huiyang Sanlian Iron Products Factory. The term of this lease is from April 1, 2007 though March 31, 2008. We expect that we will be able to renew this lease on similar terms prior to its expiration. Huizhou Ritar is not yet operating. We intend to begin manufacturing our products in Huizhou in addition to Shenzhen and Shanghai and we expect that Huizhou Ritar will be our operating subsidiary for our future Huizhou manufacturing operations.

Our fourth production facility is located in Hengyang, China. On April 15, 2007, Shenzhen Ritar entered into an agreement for stationing project into industrial park, or Songmu Investment Agreement, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China, or Songmu Industrial Park. Under the Songmu Investment Agreement, as amended, Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter. We recently completed the first phase construction of Hengyang Ritar facility and its lead acid battery production is expected to commence in April 2008. In addition, in the second quarter of 2008, production of lead plates will begin at Hengyang Ritar. Approximately 46,000 square meters of factory space has already been constructed. Another 40,000-60,000 square meters of factory space are expected to be constructed during the second phase over the next three years which will be allocated to both lead acid battery and lead plate production.

We have 28 representative offices throughout China. Each office has entered into a lease with a 6-or 12-month term. We expect that we will be able to renew theses leases on similar terms prior to their expirations.

We currently have 14 assembly lines. Most of the key production equipment was purchased in China. Production equipment consists of charging/discharging machines, testing equipment, ultrasonic welders and filling machines of electrolyte.

Our 1,150 production workers currently work in two work shifts of eight to ten hours over seven working days a week each, to maximize the capabilities of our assembly lines.

We modify our production to cater to client demands. Due to the similar construct of different series of our products, our assembly lines are flexible and allow us to change to the production of different batteries for different applications. This helps us to change with market trends.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted under the symbol “CRTP.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 169423 100.

As of February 15, 2007, the closing price for our common stock on the OTC Bulletin Board was $5.50. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices are adjusted to reflect the 1-for-14.75 reverse split of our common stock that occurred on July 7, 2006.

	Closing Prices (1)
	High	Low

Year Ended December 31, 2007
1st Quarter	$5.90	$5.00
2nd Quarter	$6.20	$4.30
3rd Quarter	$10.35	$4.95
4th Quarter	$12.50	$4.95

Year Ended December 31, 2006
1st Quarter	$4.72	$3.69
2nd Quarter	$6.49	$4.72
3rd Quarter	$6.20	$5.90
4th Quarter	$6.88	$5.50

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 27, 2008, there were approximately 80 stockholders of record of our common stock.

Dividend Policy

On June 9, 2006, our board of directors declared a special cash dividend in the amount of $1.475 (on a post-split basis) per share of common stock, payable on July 5, 2006 to shareholders of record as of June 22, 2006, the record date. An aggregate dividend of $442,500 was paid on July 5, 2006. Except for such dividend, we have never declared or paid cash dividends.

We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operations, earnings, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a holding company that only operates through our indirect Chinese subsidiaries. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, especially in the LEV segment, in China. We market, sell and service our 6 series and 197 models of “Ritar” branded, cadmium-free, VRLA batteries in China and internationally.

Our revenue increased from $22.8 million in fiscal year 2005 to $40.9 million in fiscal year 2006 and $73.3 million in fiscal year 2007, representing a compounded annual growth rate of approximately 79.3%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through increased vertical integration. Currently we have 14 operational battery production lines, three located at Shanghai Ritar and the other 11 located at Shenzhen Ritar. We recently completed the first phase construction of Hengyang Ritar facility, and its lead acid battery production is expected to commence in April 2008. In addition, in the second quarter of 2008, production of lead plates will begin at Hengyang Ritar. The addition of these new production lines will help the further growth of revenue in 2008.

Revenue

Our revenue is generated from sales of our lead-acid batteries. The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

(All amounts in thousands of U.S. dollar)

	Years Ended December 31,
	2007	2006	2005
Components of Revenues
Total revenue	$73,347	$40,933	$22,817
Revenue by Product or Product Line
LEV	$19,206	$25,805	$12,013
UPS and Telecommunications	$54,141	$15,128	$10,804

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Between fiscal years 2005 and 2007, we were able to maintain gross margins between approximately 18% to 21%. Gross margins in such years for domestic and international sales were approximately 18% and 22%, respectively. Changes in our gross margins are primarily driven by small changes in cost of goods sold as percentage of revenues due to our large-scale production and decreased raw materials per unit product and decreased direct labor used per unit product.

To gain market penetration, we price our products at levels that we believe are competitive. Through our continuous efforts to improve manufacturing efficiencies and reduce our production costs, we believe that we offer products of comparable quality to our Chinese and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of lead-acid batteries within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margins.

Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income in fiscal year 2007.

BVI

Ritar BVI was incorporated in the BVI and is not subject to income taxes under the current laws of the BVI.

PRC

Foreign Invested Enterprises, or FIEs, established in the PRC are generally subject to a foreign enterprise income tax, or FEIT, of 33.0%. In practice, however, most FIEs enjoy preferential FEIT treatments and holidays that result in an effective tax rate that is much lower than the statutory rate of 33.0%.

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

Our another subsidiary, Shanghai Ritar, is classified as small enterprise and the taxable income is calculated at 7% of revenue and the tax is charged according to the turnover range at the applicable rate on that taxable income. Shanghai Ritar currently is subject to t a tax rate of 33% of its taxable income. Since our other subsidiaries, Huizhou Ritar and Hengyang Ritar have not generated any revenues yet, they are not subject to income tax for the nine months ended September 30, 2007.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.

Since January 1, 2008, Shenzhen Ritar has been subject to a preferential EIT of 18% and Shanghai Ritar has been subject to an EIT of 25%.

Results of Operations

The following tables set forth key components of results of our operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenues for the periods indicated in dollars.

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	73,347	100%	40,933	100%	22,817	100%
Cost of Sales	(57,966)	(79.03)%	(32,646)	(79.75)%	(18,806)	(82.42)%

Gross Profit	15,381	20.97%	8,287	20.25%	4,011	17.58%

Operating Expenses
Salaries	(5,024)	(6.85)%	(622)	(1.52)%	(350)	(1.53)%
Sales Commission	(1,236)	(1.69)%	(507)	(1.24)%	(419)	(1.84)%
Shipping and handling cost	(1,392)	(1.90)%	(739)	(1.80)%	(410)	(1.80)%
Other selling, general and administrative expenses	(3,466)	(4.73)%	(1,735)	(4.24)%	(1,508)	(6.61)%
	(11,118)	(15.16)%	(3,602)	(8.80)%	(2,686)	(11.77)%

Operating Profit	4,263	5.81%	4,685	11.45%	1,325	5.81%

Other Income and (Expenses)
Interest Income	51	0.07%	7	0.02%	4	0.02%
Government grants	39	0.05%	-	-	2	0.01%
Gain on disposal of subsidiaries	-	-	37	0.09%	-	-
Other income	3	-	3	0.01%	2	0.01%
Finance charges	(278)	(0.38)%	(185)	(0.45)%	(92)	(0.40)%
Foreign currency translation loss	(667)	(0.91)%	(275)	(0.67)%	(37)	(0.16)%
Other expenses	(10)	(0.01)%	(6)	(0.01)%	(3)	(0.01)%

Other income (expenses)	(861)	(1.18)%	(418)	(1.01)%	(124)	(0.53)%

Income before income taxes and minority interests	3,401	4.62%	4,267	10.44%	1,201	5.27%

Income taxes	(785)	(1.07)%	(354)	(0.86)%	(128)	(0.56)%

Income before minority interests	2,617	3.55%	3,913	9.58%	1,073	4.71%

Minority interests share in (profit) loss	26	0.03%	(51)	(0.12)%	(12)	(0.05)%

Net income	2,642	3.58%	3,862	9.46%	1,061	4.66%

Other comprehensive income (loss)
Foreign currency translation adjustments	1,353	1.84%	52	0.13%	(1)	-

Comprehensive income	3,995	5.42%	3,914	9.59%	1,060	4.66%

Comparison of Years ended December 31, 2007 and December 31, 2006.

Revenues. Revenues increased approximately $32.41 million, or 79.2%, to approximately $73.3 million for the year ended December 31, 2007, from approximately $40.9 million for the same period in 2006. This increase was mainly attributable to significantly increased sales of UPS and telecommunications batteries in overseas markets. As a result of active market strategies in 2007, we have successfully attracted more potential overseas customers to our excellent goods quality and reputation in the industry. In addition, because of our expanded production capacity and increased cash flows, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity. Furthermore, we raised our sale prices in order to offset increased raw material prices.

Cost of Sales. Our cost of sales increased approximately $25.32 million, or 77.6%, to approximately $57.97 million for the year ended December 31, 2007, from approximately $32.65 million for the same period in 2006. This increase was due to a substantial increase of our sales volume. As a percentage of revenues, the cost of sales decreased to 79% during the year ended December 31, 2007 from 80% for the same period of 2006. Such decrease was a result of economies of scale - increased large-scale production that has brought down the unit cost of manufacturing. In addition, we have adopted more efficient technology to decrease raw material consumption and cost of direct labor used per unit.

Gross Profit. Our gross profit increased approximately $7.09 million, or 85.6%, to approximately $15.38 million for the year ended December 31, 2007, from approximately $8.29 million in 2006. Gross profit as a percentage of revenues was 21% for the year ended December 31, 2007, an increase of 1% of sales from 20% for the same period of 2006. Such percentage increase was mainly due to the slightly decreased cost of goods sold as a percentage of revenues as discussed above.

Salaries. Salaries increased approximately $0.55 million, or 88.3%, to approximately $1.17 million for the year ended December 31, 2007, from $0.62 million for the same period in 2006. The increase of salaries was mainly attributable to the increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of the Company’s salespersons, the staff at management level and in our research and development department in order to retain and motivate our core team. As a percentage of revenues, salaries remained stable as 2% for both 2007 and 2006.

Stock-based compensation. Stock-based compensation was approximately $3.85 million for the year ended December 31, 2007. We had no stock-based compensation in 2006. The increase of stock-based compensation was attributable to the recognition of the make good provision expense for the year ended December 31, 2007. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledgor and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and as a result, approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R.

Sales Commissions. Sales commissions increased approximately $0.73 million, or 143.8%, to approximately $1.24 million for the year ended December 31, 2007, from approximately $0.51 million in 2006. As a percentage of revenues, sales commission increased to 2% for the year ended December 31, 2007 from 1% in 2006. During the year ended December 31, 2007, we adopted active marketing strategies to promote our products and exerted great efforts simultaneously to develop new customers and overseas customers in particular. These efforts resulted in the significant increase in sales volume of new customers and a resulting increase in sales commissions. We paid sales commission to sales agents mainly for obtaining new business from new customers. In 2007, we had approximately 120 new customers and 28 of them became our major customers.

Shipping and handling costs. Shipping and handling costs increased approximately $0.65 million, or 88.4% to approximately $1.39 million for the year ended December 31, 2007 from approximately $0.74 million in 2006. As a percentage of revenues, shipping and handling cost remained as 2% for both 2007 and 2006. The dollar increase of shipping and handling cost was mainly attributable to the significantly expanded scale of our operations and substantial increase of our sales volume for the year ended December 31, 2007.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $1.73 million, or 99.8%, to approximately $3.47 million for the year ended December 31, 2007, from approximately 1.74 million in 2006. As a percentage of revenues, other selling, general and administrative expenses increased to 5% for the year ended December 31, 2007 from 4% in 2006. The increase of other selling, general and administrative expenses was mainly attributable to the significantly expanded scale of our operations and sales for the year ended December 31, 2007.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased approximately $0.87 million, or 20.3%, to approximately $3.40 million for the year ended December 31, 2007, from approximately $4.27 million in 2006. Income before income taxes and minority interest as a percentage of revenues decreased to 5% for the year ended December 31, 2007 from 10% in 2006. The decrease was attributable to the significant amount of stock-based compensation expense that we incurred in 2007.

Income Taxes. Income taxes increased approximately $0.43 million to approximately $0.79 million for the year ended December 31, 2007 from approximately $0.35 million in 2006. During fiscal year 2007, although we realized approximately $3.85 million stock-based compensation expenses, such expenses were not a deduction item applicable to the base for computing income tax. As a result, our income before income taxes and minority interests, for the calculation of taxable income purpose, was $7.25 million, which had a $2.98 million increase compared to 2006. Accordingly our income taxes in 2007 increased from 2006.

Net Income. Net income decreased approximately $1.22 million, or 31.6%, to approximately $2.64 million for the year ended December 31, 2007, from approximately $3.86 million for the same period of 2006, as a result of the factors described above. During the fiscal year 2007, we have recognized a stock-based compensation expense with an amount of $3,853,401 (see Note 20 of the audited financial statements for 2007 below), this has significantly effected our net income which would have been $6,495,608 if the stock-based compensation expense had not been recognized.

Comparison of Years Ended December 31, 2006 and December 31, 2005

Revenues. Revenues increased $18.11 million, or 79.4%, to $40.93 million in 2006 fiscal year from $22.82 million in 2005. Approximately $13.79 million of the increased revenues in 2006 fiscal year is attributable to increased sales of LEV batteries. This increase resulted from the increased market demand for our products due to increasing popularity of LEV in China and overseas markets. In addition, because of our expanded production capacity and increased cash flow, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity.

Cost of Goods Sold. Our cost of goods sold increased $13.84 million, or 73.6%, to $32.65 million in 2006 from $18.81 million in 2005. This increase was mainly attributable to the increase of sales volume. As a percentage of revenues, the cost of goods sold in 2006 decreased to 79.8% from 82.4% in 2005. Such increase of gross margin was mainly attributable to the increased production volume of our products which cut down unit production cost. Meanwhile, we adjusted our product mix to increase the sales of LEV batteries which are of higher profit margin so as to profit on the strong LEV market.

Gross Profit. Our gross profit increased $4.28 million, or 106.6%, to $8.29 million in 2006 from $4.01 million in 2005. Gross profit as a percentage of revenues was 20.3% in 2006, an increase of 2.7% from 17.6% in 2005 for the stated above.

Salaries. Salaries increased $0.27 million, or 77.8%, to $0.62 million in 2006 from $0.35 million in 2005. As a percentage of revenues, salaries remained as 1.5% for both 2006 and 2005. The increase of salaries was mainly attributable to increased headcounts in accordance with expanded production and sales volume. We also increased salaries and fringe benefits of our management level staff and research and development staff so that we could retain and motivate the core team.

Sales Commission. Sales commission increased $0.09 million, or 21.1%, to $0.51 million in 2006 from $0.42 million in 2005. As a percentage of revenues, sales commission decreased to 1.2% in 2006 from 1.8% in 2005. The percentage decrease of sales commission was mainly attributable to changes in our marketing strategy. In 2005, we exerted great efforts to develop new customers through our sales team and therefore incurred sales commission with the higher percentage of revenues. In 2006, sales commission rate was relatively lower comparing with 2005 due to our gradually improved longstanding customer relationships and good reputation record in the industry. Our limited production capacity was unable to meet further demand from new customers. We believe that the increase of sales commission is consistent with the increase of sales volume and the expansion of our customer base.

Shipping and handling cost. Shipping and handling cost increased approximately $0.33 million, or 80.4%, to approximately $0.74 million for the year ended December 31, 2006 from approximately 0.41 million in 2005. As a percentage of revenues, shipping and handling cost remained as 1.8% for both 2006 and 2005. The increase of shipping and handling was mainly attributable to the significantly expanded scale of our operations and sales for the year ended December 31, 2006.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased $0.23 million, or 15.4%, to $1.74 million in 2006 from $1.51 million in 2005. The increase of other selling, general and administrative expenses mainly represented increase in research & development expenses and miscellaneous selling expenses that increased as sales went up. As a percentage of revenues, other selling, general and administrative expenses decreased to 4.2% in 2006 from 6.6% in 2005. This percentage decrease was mainly attributable to the significantly expanded scale of our operations and sales in 2006. There was a corresponding increase in administrative and work efficiency and decrease in other selling, general and administrative expenses resulted from economies of scale.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased $3.07 million, or 255.4%, to $4.27 million in 2006 from $1.20 million in 2005. Income before income taxes and minority interest as a percentage of revenues increased to 10.4% in 2006 from 5.3% in 2005. The increase was mainly attributable to the increase of gross profit contributed by sales of LEV batteries which were of higher gross profit margin and which more than doubled in 2006. The increase was also attributable to the decrease of operating expenses as a percentage of revenue due to our improved expense control.

Income Taxes. Income taxes increased $0.22 million to $0.35 million in 2006 from $0.13 million in 2005. We paid more taxes in 2006 mostly because of higher income in 2006 compared to 2005.

Net Income. Net income increased $2.80 million, or 263.9%, to $3.86 million in 2006 from $1.06 million in 2005, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $4.78 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	1,216	1,099	1,020
Net cash (used in) investing activities	(4,963)	(1,175)	(714)
Net cash provided by (used in) financing activities	7,151	530	(221)
Net cash inflow(outflow)	3,821	458	97

Operating Activities:

Net cash provided by operating activities was approximately $1.22 million for the year ended December 31, 2007, while in 2006 we had approximately $1.10 million net cash provided by operating activities. The change of cash provided by operating activities was mainly attributable to an increase of approximately $2.6 million of our net income (not considering the approximate $3.86 stock-based compensation expense) in the year 2007 compared to 2006 and an increase of $4.01 million of bills payable ended December 31, 2007. We issued bills payable to settle the purchase of raw materials and resulted in the increase of cash flows during the year ended December 31, 2007. The increase in cash flows was partially offset by increases in inventories, accounts receivable and advance to suppliers.

When the Company intends or is requested to settle accounts with its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest-free with maturity of three or six months from date of issuance.

The Company typically requires overseas customers to maintain deposits with the Company in the amount of approximately 10% to 30% of sales to such customers. In 2007, the sales made outside of the PRC increased significantly. Approximately 65% of our total sales were outside of the PRC for the year ended December 31, 2007, compared with approximately 47% of overseas sales in 2006. This rapid growth in overseas sales was generated by both an increase in the number of new customers and an increase in sales volume of existing overseas customers. Because we continue to require our overseas customers to pay deposits to the Company, advances from our customers increased by approximately $1.05 million from 2006 to 2007. Advances from customers, which are classified under other current liabilities, were approximately $1.18 million as of December 31, 2007 compared to approximately $0.13 million as of December 31, 2006.

Net cash provided by operating activities was approximately $1.10 million in 2006, which is an increase of approximately $0.08 million from approximately $1.02 million net cash provided by operating activities for the same period in 2005. The increase was mainly attributable to increased operating profit, which was partially offset by increase in inventories as a result of expanded production.

Investing Activities:

Our primary uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities for the year ended December 31, 2007 was approximately $4.96 million, which is an increase of approximately $3.78 million from net cash used in investing activities of approximately $1.18 million for the same period of 2006. The increase of cash used in investing activities was mainly due to the increase of payments to acquire property, plant and the equipment and land use right, which was partially offset by loans to related parties.

Net cash used in investing activities in fiscal year 2006 was approximately $1.18 million, which is an increase of approximately $0.47 million from net cash used in investing activities of approximately $0.71 million in fiscal year 2005 due to acquisition of more equipment to expand our production.

Financing Activities:

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $7.15 million, which is an increase of approximately $6.62 million from approximately $0.53 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to approximately $10.41 million net proceeds we received from the private placement transaction in February 2007.

Net cash provided by financing activities in fiscal year 2006 was approximately $0.53 million, which is an increase of approximately $0.75 million from approximately $0.22 million net cash used in financing activities in fiscal year 2005. The increase of the cash provided by financing activities was mainly attributable to new borrowings to fund working capital for expanded production and sales.

Loan Facilities

We believe we currently maintain a good business relationship with many banks. As of December 31, 2007, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts	Beginning	Ending	Duration
Citibank (China) Co.	$0.15	October 25, 2007	January 23, 2008	3 months
Citibank (China) Co.	$0.34	October 26, 2007	January 23, 2008	3 months
Citibank (China) Co.	$0.27	October 29, 2007	January 23, 2008	3 months
Citibank (China) Co.	$0.68	November 16, 2007	February 5, 2008	3 months
Citibank (China) Co.	$0.41	November 16, 2007	February 5, 2008	3 months
Citibank (China) Co.	$0.27	November 16, 2007	March 10, 2008	4 months
Citibank (China) Co.	$0.27	December 13, 2007	March 10, 2008	3 months
Citibank (China) Co.	$0.27	December 13, 2007	March 10, 2008	3 months
Citibank (China) Co.	$0.41	December 24, 2007	March 20, 2008	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.17	December 4, 2006	December 4, 2008	2 years
Department of Science and Technology of Bao An	$0.14	December 20, 2007	December 20, 2009	2 years
Total	$3.38

* Calculated on the basis that $1 = RMB7.3141

On February 16, 2007, through a private placement, we raised about $12.25 million in gross proceeds, which resulted in approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. We used the net proceeds to build new production lines and purchase new equipment for the expansion of our production capacity. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

On April 15, 2007, our Chinese subsidiary Shenzhen Ritar entered into the Songmu Investment Agreement with the Songmu Industrial Park. Under the Songmu Investment Agreement, Shenzhen Ritar agreed to invest approximately $103.34 million in aggregate to produce lead-acid batteries in its new subsidiary Hengyang Ritar, located in this industrial park. The project will be constructed in three phases within the next four years. Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter, subject to the approval of relevant governmental authority. On June 26, 2007, Shenzhen Ritar and Songmu Industrial Park entered into a supplemental agreement, or Supplemental Agreement, that revised the structure of Shenzhen Ritar’s investment requirement contained in the Songmu Investment Agreement, which, among other things, provided the following:

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

The Company invested approximately $15.5 million to complete the first phase, of which $10.7 million came from funds raised through the Company's private placement financing in February 2007 and the remaining $4.8 million came from internally generated funds. The second phase is expected to require $18.5 million which the Company plans to finance using internally generated funds and bank loans.

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of December 31, 2007, Shenzhen Ritar had outstanding loans with an aggregate principal amount of approximately $3.07 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had three types annual interest rates: 6%, 7% and 10%. All of these loans were paid off by March 20, 2008.

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

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2007:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$3,398	$3,261	$137	-	-
Operating lease obligations	1,163	709	454	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$4,561	$3,970	$591	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Inventory- Inventory is stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

•
Trade accounts receivable – Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent, which they are considered to be doubtful.

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

•
Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the year ended December 31, 2007, 2006 and 2005, research and development costs expensed to operating expenses were approximately $266,598, $213,628, and $162,213 respectively.

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

Recent Changes in Accounting Standards

SFAS 157, “Fair Value Measurements” –In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2007, 2006 and 2005 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition of Ritar, our independent registered public accounting firm was Pritchett, Siler & Hardy, P.C. while Ritar International Group Limited’s independent registered public accounting firm was Child, Van Wagoner & Bradshaw, PLLC. On February 16, 2007, concurrent with the change in control transaction discussed above, our board of directors approved the dismissal of Pritchett, Siler & Hardy, P.C. as our independent auditor, effective upon the completion of the audit of financial statements of our holding company, China Ritar Power Corp., as of and for the fiscal year ended December 31, 2006 and the issuance of its report thereon. Concurrent with the decision to dismiss Pritchett, Siler & Hardy, P.C. as our independent auditor, our board of directors elected to continue the existing relationship of Ritar International Group Limited with Child Van Wagoner & Bradshaw, PLLC and appointed Child Van Wagoner & Bradshaw, PLLC as our independent auditor.

The dismissal of Pritchett, Siler & Hardy, P.C. became effective when Pritchett, Siler & Hardy, P.C. completed its audit of such financial statements and released its report with respect thereto on March 30, 2007.

Pritchett, Siler & Hardy, P.C.’s reports on China Ritar Power Corp.’s financial statements as of and for the fiscal years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended December 31, 2006 contained a going concern qualification as to the Holding Company’s ability to continue.

In connection with the audits of the fiscal years ended December 31, 2006 and 2005, and during the subsequent interim period through March 30, 2007, there were (1) no disagreements with Pritchett, Siler & Hardy, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pritchett, Siler & Hardy, P.C., would have caused Pritchett, Siler & Hardy, P.C. to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jiada Hu and Zhenghua Cai, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Hu and Cai concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During 2007, Shenzhen Ritar entered into eight bank acceptance agreements with China CITIC Bank, Shenzhen Branch, or the CITIC Bank, pursuant to which the CITIC Bank agreed to accept and pay when due certain of Shenzhen Ritar’s bills payable to suppliers with an aggregate amount of face value of approximately $4.01 million. Shenzhen Ritar was required to place deposits with the CITIC Bank in an amount equal to 100% of the face amount of such bills payable before the respective maturity date of each bill. The CITIC Bank guarantees payment of the bills in the amount of the deposits therefore. The CITIC Bank will use the deposits to pay the applicable bills payable at their respective maturity dates. These bills are interest-free with maturity dates of either three months or six months from their respective dates of issuance, among them, bills with aggregate face amount of approximately $0.27 million matured on March 7, 2008, approximately $0.56 million matured on March 19, 2008 and approximately $0.61 million matured on March 21, 2008. Under the agreements, Shenzhen Ritar was also obligated to pay the CITIC Bank before the maturity dates 0.05% of the bills amount as handling charges.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the bank acceptance agreements. The foregoing description is qualified in its entirety by reference to the Form of Bank Acceptance Agreement filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on January 16, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Jiada Hu	42	Chief Executive Officer, President, Secretary, Treasurer and Director

Jianjun Zeng	39	Chief Operating Officer

Degang He	66	Chief Technology Officer

Zhenghua Cai	36	Chief Financial Officer

JIADA HU. Mr. Hu has been our Chief Executive Officer, President, Secretary and Treasurer since February 16, 2007 and our director since March 11, 2007. Mr. Hu has been the Chairman and Chief Executive Officer of our subsidiary, Shenzhen Ritar, since June 2002. Before founding Shenzhen Ritar in June 2002, Mr. Hu was the Vice President of Sales at Shenzhen Senry Power Co., Ltd, a major lead-acid battery manufacturer in China from December 1998 to June 2002. Mr. Hu holds a B.S. degree from Jilin University and Master’s degree in Business Administration from TsingHua University.

JIANJUN ZENG. Mr. Zeng became our Chief Operating Officer on February 16, 2007 and has been the Chief Operating Officer of our subsidiary, Shenzhen Ritar, since June 2002. Prior to joining Shenzhen Ritar, Mr. Zeng was the Vice President of one of the major lead-acid battery manufacturers, ZhongShan Enduring Battery Co., Ltd from April 2000 to April 2002. From October 1999 to March 2000, Mr. Zeng was the Vice President of Sales of Shenzhen Jinxingguang Power Co., Ltd., a VRLA manufacturer and prior to that, Mr. Zeng had been chief of the production department of HengYang City TianYuan Inc. a metallurgy company. Mr. Zeng holds a bachelor’s degree from Hunan University and Master’s degree in Business Administration from Zhongshan University.

DEGANG HE. Mr. He became our Chief Technology Officer on February 16, 2007 and has been the Chief Technology Officer of our subsidiary, Shenzhen Ritar, since July 2003. Prior to joining Shenzhen Ritar, Mr. He was the Chief Technology Officer of Guangdong Panyu Storage Battery Co., Ltd., a manufacturer of VRLA and starting, lighting, and ignition motive and stationary lead-acid batteries from February 1993 to May 2003 and a large state-owned lead-acid battery enterprise in Hunan Province from July 1963 to February 1993. He holds a B.S. in Chemistry from Guangxi University that he received in 1963.

ZHENGHUA CAI. Mr. Cai became our Chief Financial Officer on February 16, 2007 and has been the manager of the Finance Department of our subsidiary, Shenzhen Ritar since November 2002. Prior to joining Shenzhen Ritar, Mr. Cai was chief of the Finance Department of DaDa Electronics (Shenzhen) Co., Ltd., a manufacturer of electronic products from September 1999 to October 2002. Mr. Cai holds a bachelor’s degree from SouthWestern University of Finance and Economics in Chongqing, China.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Our current director holds no directorships in any other reporting companies.

Board Composition and Committees

The board of directors is currently composed of one member, Mr. Jiada Hu. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our board of directors in the future but have not determined the approximate time to take such action.

We currently do not have standing audit, nominating or compensation committees. Our sole director handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Our sole director, Mr. Hu is not an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

Except with respect to Mr. Zeng and Mr. Hu, there are no family relationships among our director or officers. Jianjun Zeng, our Chief Operating Officer is the brother-in-law of our Chief Executive Officer and sole director, Jiada Hu.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our sole director and executive offers, we believe that our sole director and executive offers filed the required reports on time in 2007 fiscal year.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

On February 16, 2007, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on February 22, 2007. We are in the process of making our code of ethics available on our website, which is located at www.ritarpower.com. Once the code of ethics is available on our website, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table – 2006 and 2007

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2007 and 2006: T. Kent Rainey, our former director and Chief Executive Officer and Chief Financial Officer; Timothy P. Halter, who served as our Chief Executive Officer after Mr. Rainey; Jiada Hu, our current Chief Executive Officer, President, Secretary, Treasurer and sole director, who became our Chief Executive Officer upon the resignation of Mr. Halter; and Zhenghua Cai, who became our Chief Financial Officer on February 16, 2007 when we completed the reverse acquisition of Ritar. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
T. Kent Rainey,	2007	-	-		-
Director, CEO and CFO (1)	2006	-	-		-

Timothy P. Halter,	2007	-	-		-
Director, CEO and CFO (2)	2006	-	-		-

Jiada Hu Director,	2007	45,000	-	3,853,401	3,898,401
CEO, President, Secretary, Treasurer (3)	2006	13,800	25,500	-	39,300

(1)
Mr. Rainey did not receive any compensation for his services in 2006 because the company was not operating at the time he served as the Chief Executive Officer and Chief Financial Officer. On June 30, 2006, Mr. Rainey resigned from his positions in connection with the sale by Concept Ventures Corporation to Halter Financial Investments, L.P. of newly issued shares of common stock representing 78.6% of our issued and outstanding capital stock for $275,000. At such time, Timothy P. Halter became our Chief Executive Officer.

(2)
Timothy P. Halter resigned from all offices he held with us on February 16, 2007 and from his position as our director on March 11, 2007. Mr. Halter did not receive any compensation for his services in 2006 and 2007 because the company was not operating at the time he served as Chief Executive Officer.

(3)
On February 16, 2007, we acquired Ritar in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Hu became our Chief Executive Officer, President, Secretary and Treasurer. On March 11, 2007, Mr. Hu became our sole director. Prior to the effective date of the reverse acquisition, Mr. Hu served Shenzhen Ritar as Chief Executive Officer and Chairman. The compensation shown in this table includes the amount Mr. Hu received from Shenzhen Ritar prior to the consummation of our reverse acquisition of Ritar on February 16, 2007 in addition to the compensation Mr. Hu received for his services for the remainder of 2007. In addition, in 2007, we recognized stock-based compensation of approximately $3.85 million. The 2007 stock-based compensation was attributable to the recognition of the make good provision expense for the year ended December 31, 2007. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledgor and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and as a result, approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R.

Employment Agreements

On August 1, 2006, our subsidiary, Shenzhen Ritar, entered into employment agreements with Jiada Hu, our Chief Executive Officer, President, Secretary and Treasurer, and Zhenghua Cai, our Chief Financial Officer. The term of each employment agreement is three years. The employment agreements provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Hu’s employment agreement provides for an annual salary of approximately $45,000, and Mr. Cai’s employment agreement provides for an annual salary of approximately $22,500. The employment agreements do not entitle the executives to severance payments or payments following a change in control.

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2007.

Director Compensation

We did not pay our directors fees in 2007 for attending scheduled and special meetings of our board of directors and we have no standard arrangement pursuant to which any director is compensated for his or her services in such capacity. In the future, when independent directors are appointed to our board, we may adopt a policy of paying independent directors for their services as independent directors.

However, when our board consisted of more than one director, we did reimburse directors for reasonable travel expenses related to attendance at board meetings. Since July 2006, because we have had only one director, there has been no travel involved to attend board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Ritar Power Corp., Room 405, Tower C, Huahan Building, 16 Langshan Road, North High-Tech Industrial Park, Nanshan District, Shenzhen, 518057, China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Jiada Hu(3)(4)(5)	CEO, President, Secretary, Treasurer and Director	Common Stock $0.001 par value	8,315,825	43.48%
Jianjun Zeng	Chief Operating Officer	Common Stock $0.001 par value	701,680	3.67%
Degang He	Chief Technology Officer	Common Stock $0.001 par value	0	*
Zhenghua Cai	Chief Financial Officer	Common Stock $0.001 par value	0	*
All officers and directors as a group (4 persons named above)		Common Stock $0.001 par value	9,017,505	47.15%
5% Securities Holder
Timothy P. Halter(6)(7) 12890 Hill Top Road, Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.75%
David Brigante (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.75%
George L. Diamond (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.75%
Marat Rosenberg (6)(7) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,100,000	5.75%
Pope Investments LLC(8) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,926,815	14.98%
William P. Wells(9) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,982,889	15.26%
Jeffrey L. Feinberg(10) c/o JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014		Common Stock $0.001 par value	2,019,556	10.63%
JLF Partners I, L.P. (11) c/o JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014		Common Stock $0.001 par value	990,375	5.18%
JLF Offshore Fund, Ltd. (12) c/o JLF Asset Management, LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014		Common Stock $0.001 par value	1,235,580	6.45%
Henying Peng(5)(13)		Common Stock $0.001 par value	8,315,825	43.48%
Total Shares Owned by Persons Named above
		Common Stock $0.001 par value	15,119,950	78.79%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 19,125,647 shares of our common stock as of March 27, 2008 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

3In order to induce certain individuals to loan money to us in the aggregate amount of approximately $762,500, Mr. Jiada Hu, in July 2006 granted these lenders a right to purchase from Mr. Hu 161,408 shares of our common stock in aggregate. The right to purchase Mr. Hu’s shares of our common stock can be exercised within three years at the exercise price of $2.14 per share.

4Includes 701,680 shares of our common stock owned by Henying Peng, Mr. Jiada Hu’s wife.

5Includes 3,601,309 shares that have been placed in escrow, pursuant to a make good escrow agreement, dated as of February 16, 2007.

6Includes 522,500 shares of our common stock owned by Halter Financial Investments, L.P., or HFI, of which Halter Financial Investments GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.

7Includes 577,500 shares of our common stock owned by Halter Financial Group, L.P., or HFG, of which Halter Financial Group GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFG.

8Includes 411,215 shares underlying the warrant to purchase shares of our common stock. The foregoing information is derived from a Form 4 filed with the SEC on March 14, 2008.

9Includes (i) 2,515,600 shares of our common stock and 411,215 shares underlying the warrant to purchase shares of our common stock owned and held by Pope Investments LLC and (ii) 46,729 shares of our common stock and 9,345 shares underlying the warrant to purchase shares of our common stock owned and held by Halter/Pope USX China Fund of which Pope Asset Management, LLC is the manager of which Mr. Wells is the sole manager. Mr. Wells has sole voting and investment control over the securities held by both Pope Investments LLC and Halter/Pope USX China Fund. The foregoing information is derived from a Schedule 13G filed with the SEC on February 14, 2008 and a Form 4 filed with the SEC on March 14, 2008.

10Includes 123,340 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Partners I, L.P., 8,740 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Partners II, L.P., and 148,293 shares underlying the warrant to purchase shares of our common stock owned and held by JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, LLC and has sole voting and investment control over the securities held by JLF Partners I, L.P., JLF Partners II, L.P. and JLF Off Shore Fund, Ltd. The foregoing information is derived from a Schedule 13G filed with the SEC on March 4, 2008.

11Includes 123,340 shares underlying the warrant to purchase shares of our common stock.

12 Includes 148,293 shares underlying the warrant to purchase shares of our common stock.

13Includes 7,614,145 shares of our common stock owned by Mr. Hu, Henying Peng’s husband.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, or one percent of the average of the Company's total assets at year end of 2006 and 2007. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
On February 16, 2007, we consummated the transactions contemplated by a share exchange agreement between Concept Ventures Corporation and the owners of the issued and outstanding capital stock of Ritar International Group Limited, including Jiada Hu, our Chief Executive Officer, President, and largest stockholder and certain of our other officers and stockholders. Pursuant to the share exchange agreement, we acquired 100 percent of the outstanding capital stock of Ritar International Group Limited in exchange for 11,694,663 shares of our common stock. As a result of this transaction, Mr. Hu became the beneficial owner of approximately 43.87% of our outstanding capital stock as of February 16, 2007.

•
On May 1, 2005, Shenzhen Ritar entered into a lease with Mr. Jiada Hu, pursuant to which Shenzhen Ritar leased Room 2201 Tower A, Cyber Times Building, Tian’an Cyber Park, Futian District, Shenzhen from Mr. Hu for office use at a monthly rental of approximately $2,330. The site area is approximately 233 square meters. On June 29, 2006, Shenzhen Ritar reached a supplemental agreement with Mr. Hu, by which the monthly rental of the same office was increased to approximately $3,495. This lease was terminated by the parties on May 5, 2007.

•
On September 30, 2006, we loaned RMB 6,358,259.95 (approximately $800,000) to Mr. Jiada Hu. The annual interest rate for the loan was 6%. The loan is due on September 30, 2007 and secured with a lien on Mr. Hu’s personally owned real estate. On February 16, 2007, at the same time that we closed our private placement, Mr. Hu sold 864,486 of the shares that he received upon the consummation of the share exchange transaction to the investors in the private placement. The approximate $1,850,000 in proceeds received from the sale of these shares were used to repay in full this outstanding indebtedness.

•
On September 5, 2006, our subsidiary Shenzhen Ritar entered into a financial advisory agreement with HFG International, Limited, a Hong Kong corporation. Under the financial advisory agreement, HFG International, Limited agreed to provide Shenzhen Ritar with financial advisory and consulting services in implementing a restructuring plan, advising Shenzhen Ritar on matters related to a capital raising transaction and facilitating Shenzhen Ritar’s going public transaction. In consideration for these services, HFG International, Limited was paid a fee of $480,000 upon the closing of the going public transaction. Our former director and officer Timothy P. Halter is the principal stockholder and the Chief Executive Officer of HFG International, Limited.

•
In order to induce certain individuals to loan money to us in the aggregate amount of approximately $762,500, Mr. Jiada Hu, in July 2006 granted these lenders a right to purchase from Mr. Hu 161,408 shares of our common stock in aggregate. The right to purchase Mr. Hu’s shares of our common stock can be exercised within three years at the exercise price of $2.14 per share.

•
In 2007, the Company loaned money to our executive officers, Jiada Hu and Jianjun Zeng. The loans are unsecured, non-interest bearing and repayable on demand. The balances due from the officers were $206,175 as of December 31, 2007. Mr. Hu and Mr. Zeng plan to pay off the loans by April 2008.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pritchett, Siler & Hardy, P.C. served as our independent accountants for the fiscal year ended December 31, 2006 and Child Van Wagoner & Bradshaw, PLLC served as our independent accountants for the fiscal year ended December 31, 2007.

During the fiscal years ended December 31, 2006 and December 31, 2007, fees for services provided by Pritchett, Siler & Hardy, P.C. and Child Van Wagoner & Bradshaw, PLLC, respectively were as follows:

	2007	2006

Audit fees(1)	$111,000	$6,439
Audit-related fees	0	0
Tax fees(2)	1,000	250
All other fees		0
Total	112,000	6,689

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Child Van Wagoner & Bradshaw, PLLC for our consolidated financial statements as of and for the year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)	Financial Statement are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F-2

•	Consolidated Balance Sheets	F-3

•	Consolidated Statement of Operations	F-4

•	Consolidated Statement of Stockholders’ Equity	F-5

•	Consolidated Statement of Cash Flows	F-6

•	Notes to Consolidated Statements	F-7-F-27

(2)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 6, 2006, among the registrant, Ritar International Group Limited and its stockholders [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 11, 2006, in commission file number 0-25901].

2.2
Amendment No. 1 to the Share Exchange Agreement, dated February 16, 2007, among the registrant, Ritar International Group Limited and its stockholders [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006 [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Certificate of Amendment to Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on March 26, 2007 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 30, 2007].

3.3
Bylaws of the registrant adopted on June 15, 2006 [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

4.1	Form of Registration Rights Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.2	Form of Lock-up Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.4	Common Stock Purchase Warrant, dated February 16, 2007 [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.5
Registration Rights Agreement, dated February 16, 2007, by and among the registrant, Cheng Qingbo, Zhang Zhihao, Yang Yi, Li Tie and Gong Maoquan [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.1	Form of Securities Purchase Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.2
Make Good Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC, Mr. Jiada Hu and Securities Transfer Corporation [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.3
Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.4	Form of Sales Contract with Buyer [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.5
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jiada Hu [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.6
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jianjun Zeng [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.7
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Degang He [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.8
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Zhenghua Cai [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.9
Credit Facility Letter Agreement, dated March 6, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.10
Supplemental Credit Facility Agreement, dated November 22, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.11
Financial Advisory Agreement, dated September 5, 2006, by and between HFG International, Limited and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.12
Consulting Agreement, dated October 19, 2006, by and between Heritage Management Consultants, Inc. and Ritar International Group Limited [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.13
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

10.15
Lease Agreement, dated March 9, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Huahan Pipelines Science & Technology Co., Ltd. [Incorporated by reference to Exhibit 10.15 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.16
Lease Agreement, dated March 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Fuyong Yingfeng Machinery & Equipment Factory. [Incorporated by reference to Exhibit 10.16 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.17
Lease Agreement, dated April 1, 2007, by and between Ritar Power (Huizhou) Co., Ltd. and Huiyang Sanlian Iron Products Factory. [Incorporated by reference to Exhibit 10.17 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.18
Real Property Lease Agreement, dated April 24, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Qiaotou Equity Cooperation Co. [Incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.19
Factory Buildings Lease Agreement, dated March 28, 2006, by and between Shenzhen Qiaotou Equity Cooperation Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.20
Real Property Lease Agreement, dated July 1, 2003, by and between Shanghai Fengxian Livestock and Fishery Co., Ltd. and Shanghai Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.21
Guarantee Agreement, dated March 7, 2006, by and among Jiada Hu, Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Ltd. Shenzhen Branch. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.22
Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007].

10.23
Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007].

10.24
Form of Bank Acceptance Agreement, between Shenzhen Ritar Power Co., Ltd. and China Citic Bank, Shenzhen Branch. [Incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 filed on January 16, 2008].

14	Business Ethics Policy and Code of Conduct, dated February 16, 2007 [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007].

21	Subsidiary of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RITAR POWER CORP.

By:	/s/Jiada Hu
Jiada Hu
Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jiada Hu as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Jiada Hu	President and Chief Executive Officer	March 31, 2008
Jiada Hu	(Principal Executive Officer)

/s/ Zhenghua Cai	Chief Financial Officer (Principal Financial	March 31, 2008
Zhenghua Cai	Officer and Principal Accounting Officer)

/s/ Jianjun Zeng	Chief Operation Officer	March 31, 2008
Jianjun Zeng

/s/ Degang He	Chief Technology Officer	March 31, 2008
Degang He

EXHIBITS

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 6, 2006, among the registrant, Ritar International Group Limited and its stockholders [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 11, 2006, in commission file number 0-25901].

2.2
Amendment No. 1 to the Share Exchange Agreement, dated February 16, 2007, among the registrant, Ritar International Group Limited and its stockholders [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006 [Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901].

3.2
Certificate of Amendment to Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on March 26, 2007 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 30, 2007].

3.3
Bylaws of the registrant adopted on June 15, 2006 [Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006 in commission file number 0-25901].

4.1	Form of Registration Rights Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.2	Form of Lock-up Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.4	Common Stock Purchase Warrant, dated February 16, 2007 [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.5
Registration Rights Agreement, dated February 16, 2007, by and among the registrant, Cheng Qingbo, Zhang Zhihao, Yang Yi, Li Tie and Gong Maoquan [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.1	Form of Securities Purchase Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.2
Make Good Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC, Mr. Jiada Hu and Securities Transfer Corporation [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.3
Escrow Agreement, dated February 16, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.4	Form of Sales Contract with Buyer [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.5
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jiada Hu [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.6
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jianjun Zeng [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.7
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Degang He [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.8
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Zhenghua Cai [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 22, 2007].**

10.9
Credit Facility Letter Agreement, dated March 6, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.10
Supplemental Credit Facility Agreement, dated November 22, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.11
Financial Advisory Agreement, dated September 5, 2006, by and between HFG International, Limited and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.12
Consulting Agreement, dated October 19, 2006, by and between Heritage Management Consultants, Inc. and Ritar International Group Limited [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.13
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

10.15
Lease Agreement, dated March 9, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Huahan Pipelines Science & Technology Co., Ltd. [Incorporated by reference to Exhibit 10.15 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.16
Lease Agreement, dated March 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Fuyong Yingfeng Machinery & Equipment Factory. [Incorporated by reference to Exhibit 10.16 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.17
Lease Agreement, dated April 1, 2007, by and between Ritar Power (Huizhou) Co., Ltd. and Huiyang Sanlian Iron Products Factory. [Incorporated by reference to Exhibit 10.17 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.18
Real Property Lease Agreement, dated April 24, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Qiaotou Equity Cooperation Co. [Incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1 filed on May 14, 2007].

10.19
Factory Buildings Lease Agreement, dated March 28, 2006, by and between Shenzhen Qiaotou Equity Cooperation Co. and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.20
Real Property Lease Agreement, dated July 1, 2003, by and between Shanghai Fengxian Livestock and Fishery Co., Ltd. and Shanghai Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.21
Guarantee Agreement, dated March 7, 2006, by and among Jiada Hu, Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Ltd. Shenzhen Branch. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on February 22, 2007].

10.22
Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007].

10.23
Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007].

10.24
Form of Bank Acceptance Agreement, between Shenzhen Ritar Power Co., Ltd. and China Citic Bank, Shenzhen Branch. [Incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 filed on January 16, 2008].

14	Business Ethics Policy and Code of Conduct, dated February 16, 2007 [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007].

21	Subsidiary of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 22, 2007, in commission file number 0-25901]

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

** Represents management contract or compensatory plan or arrangement.

CHINA RITAR POWER CORP.

Report of Independent Registered Public Accounting Firm To the Board of Directors and Audit Committee China Ritar Power Corp. Shenzhen, The People’s Republic of China

We have audited the consolidated balance sheets of China Ritar Power Corp. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ritar Power Corp. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

March 27, 2008

CHINA RITAR POWER CORP.
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$4,775,562	$954,843
Accounts receivable, net of allowances of $670,327 and $356,414 (Note 5)	12,042,973	7,326,931
Inventory (Note 6)	11,850,682	5,968,138
Deferred offering costs	-	315,448
Advance to suppliers	3,328,039	70,877
Other current assets (Note 7)	577,493	473,972
Restricted cash (Note 8)	5,857,637	1,120,000

Total current assets	38,432,386	16,230,209

Property, plant and equipment:
Property, plant and equipment, net (Note 9)	6,274,103	1,416,277
Intangible assets, net	18,083	20,541
Land use right (Note 10)	451,456	-
Due from related parties (Note 11)	206,175	668,022

Total assets	$45,382,203	$18,335,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,878,649	$8,110,784
Income and other tax payable (Note 13)	1,168,938	1,623,097
Accrued salaries	300,552	210,403
Bills payable (Note 8)	4,012,797	-
Other current liabilities (Note 14)	1,939,708	631,297
Current portion of long term debt (Note 16)	170,903	387,481
Short term loans (Note 15)	3,089,922	1,896,203

Total current liabilities	21,561,469	12,859,265

Long-term liabilities:
Long-term loans (Note 16)	136,722	159,897
	136,722	159,897

Total liabilities	21,698,191	13,019,162

Minority interest in consolidated subsidiaries (Note 17)	28,058	51,163
Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,000,996 and 11,694,663 shares issued and outstanding	19,001	11,695
Additional paid-in capital	15,343,481	954,731
Retained earnings	6,889,145	4,246,938
Accumulated other comprehensive income	1,404,327	51,360

Total stockholders’ equity	23,655,954	5,264,724

Total liabilities and stockholders’ equity	$45,382,203	$18,335,049

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 31
	2007	2006	2005

Revenue	$73,347,126	$40,933,239	$22,817,470

Cost of sales	57,966,383	32,645,723	18,806,851

Gross profit	15,380,743	8,287,516	4,010,619
Operating expenses
Salaries	5,023,918	621,580	349,554
Sales commission	1,235,936	507,111	418,848
Shipping and handling cost	1,392,002	738,805	409,661
Other selling, general and administrative expenses	3,466,151	1,734,526	1,507,749
	11,118,007	3,602,022	2,685,812

Operating profit	4,262,736	4,685,494	1,324,807

Other income and (expenses)
Interest income	51,143	6,546	4,369
Government grants	39,385	-	1,567
Gain on disposal of a subsidiary	-	37,491	-
Other income	2,816	2,506	1,828
Finance charges	(278,239)	(184,540)	(92,403)
Foreign currency exchange loss	(666,687)	(274,803)	(36,958)
Other expenses	(9,790)	(5,760)	(2,577)

Other (expenses)	(861,372)	(418,560)	(124,174)

Income before income taxes and minority interests	3,401,364	4,266,934	1,200,633

Income taxes	(784,724)	(353,436)	(127,716)

Income before minority interests	2,616,640	3,913,498	1,072,917

Minority interests share in (profit) loss	25,567	(51,145)	(11,666)

Net income	2,642,207	3,862,353	1,061,251

Other comprehensive income
Foreign currency translation adjustment	1,352,967	51,961	(601)

Comprehensive income	$3,995,174	$3,914,314	$1,060,650

Earnings per share:
- Basic	$0.15	$0.33	$0.09
-Diluted	$0.14	$0.33	$0.09

Weighted average number of shares outstanding:
- Basic	18,066,371	11,694,663	11,694,663
-Diluted	18,865,804	11,694,663	11,694,663

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at December 31, 2004	11,694,663	$11,695	$953,731	$(588,087)	$-	$377,339
Net income for the year	-	-	-	1,061,251	-	1,061,251
Foreign currency translation difference	-	-	-	-	(601)	(601)
Dividend declared and paid	-	-	-	(88,579)	-	(88,579)

Balance at December 31, 2005	11,694,663	$11,695	$953,731	$384,585	$(601)	$1,349,410
Additional paid in capital	-	-	1,000	-	-	1,000
Net income for the year	-	-	-	3,862,353	-	3,862,353
Foreign currency translation difference	-	-	-	-	51,961	51,961

Balance at December 31, 2006	11,694,663	11,695	954,731	4,246,938	51,360	5,264,724
Recapitalization – reverse merger	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-		12,250,000
Cost of raising capital	-	-	(1,835,952)	-		(1,835,952)
Share issued in placement agent at $2.14 per share	135,295	135	289,396			289,531
Cost of raising capital in placement agent	-	-	(289,531)	-	-	(289,531)
Stock-based compensation – make good provision			3,853,401			3,853,401
Net income for the year	-	-	-	2,642,207		2,642,207
Foreign currency translation difference	-	-	-	-	1,352,967	1,352,967
Share issued for warrants exercised	46,729	47	128,560	-	-	128,607

Balance at December 31, 2007	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$23,655,954

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
Operating activities
Net income	$2,642,207	$3,862,353	$1,061,251
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	545,259	349,533	235,222
Allowance of bad debts	277,868	43,572	156,129
Gain on disposal of a subsidiary	26,977	(37,491)	-
Stock-based compensation – make good provision	3,853,401	-	-
Allowances for slowing moving items	263,365	-	-
Minority interests	(25,567)	51,145	11,666

Changes in operating working capital items:
Accounts receivable	(4,322,035)	(4,233,957)	(90,307)
Inventory	(5,517,416)	(2,296,266)	(1,449,919)
Advance to suppliers	(3,122,870)	(69,417)	-
Other current assets	(224,964)	(294,077)	(27,681)
Accounts payable	2,102,486	2,529,262	656,093
Income tax and other tax payable	(543,353)	665,020	450,863
Accrued salaries	72,656	79,669	37,108
Bills payable	3,853,122	-	-
Other current liabilities	1,334,564	449,643	(20,566)
Net cash provided by operating activities	1,215,700	1,098,989	1,019,859

Investing activities
Loan to related parties	496,618	-	-
Repayment of loan to related parties	-	(368,221)	(135,893)
Purchase of property, plant and equipment	(5,026,809)	(718,378)	(578,136)
Purchase of intangible assets	-	(27,369)	-
Acquisition of land use right	(433,117)	-	-
Acquisition of further 20% in Shanghai Ritar	-	(74,958)	-
Sales proceeds of disposal of subsidiary of Ribitar net of cash	-	14,123	-

Net cash used in investing activities	(4,963,308)	(1,174,803)	(714,029)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses of $1,835,952; 323,743 of which were prepaid	10,737,791	1,000	-
Proceeds from stock issued for warrant exercised	128,607	-	-
Proceeds from other loan borrowings	137,940	989,739	489,256
Proceeds from bank borrowings	6,977,630	6,214,468	2,585,251
Repayment of other loan borrowings	(568,431)	(613,889)	(225,827)
Repayment of bank borrowings	(5,792,623)	(4,655,727)	(2,880,285)
Dividend declared in 2004 and paid in 2005	-	-	(99,958)
Dividend declared and paid during the year	-	-	(88,989)

Deferred offering costs	-	(308,951)	-

Restricted cash	(4,470,300)	(1,096,932)	-

Net cash provided by (used in) financing activities	7,150,614	529,708	(220,552)

Effect of exchange rate changes in cash	417,713	4,235	11,948

Net increase in cash and cash equivalents	3,820,719	458,129	97,226

Cash and cash equivalents, beginning of year	954,843	496,714	399,488

Cash and cash equivalents, end of year	$4,775,562	$954,843	$496,714

Supplemental disclosure of cash flow information
Cash paid during the year
Interest paid	$199,149	$459,339	$129,361
Income taxes paid	$274,427	$76,016	$27,189

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Organization and Basis of Preparation of Financial Statements

China Ritar Power Corp.

China Ritar Power Corp. (formerly known as Concept Ventures Corporation) (“China Ritar” or “the Company”) was originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation was merged with and into Concept Ventures Corporation, a Nevada corporation. From its inception in 1985 until February 16, 2007 when the Company completed a reverse acquisition transaction with Ritar International Group Limited (“Ritar International”), a British Virgin Islands corporation, whose subsidiary companies originally commenced business in May 2002, the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company amended its articles of incorporation on March 26, 2007 and changed its name to China Ritar Power Corp.

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

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its 95%-owned subsidiary, Shanghai Ritar Power Co., Limited ( “Shanghai Ritar”). On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts The reorganization was treated similar to the pooling of interest method with carry over basis.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Organization and Basis of Preparation of Financial Statements -Continued

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

In May 2002, Mr. Jianjun Zeng and Mr. Ju Liu invested $181,017 (equivalent to RMB1,500,000) to form Shenzhen Ritar. On July 10, 2002, Shenzhen Ritar increased its capital to $362,035 (equivalent to RMB3,000,000). On August 25, 2004, Mr. Jianjun Zeng and Mr. Ju Liu sold their shares to Mr. Jiada Hu and other individuals.

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Zhenjie Gong and Mr. Wanxiu He sold the shares to Mr. Jiada Hu. After the transfer, Mr. Jiada Hu became the majority shareholder, owning 81% of the shareholdings.

On May 25, 2006, Mr. Jiada Hu personally sold his shares to other individuals and Mr. Jiada Hu still remains as the major shareholder and owns 78% of the shareholdings.

On July 22, 2006, all shareholders of Shenzhen Ritar sold all of the issued and outstanding stock to Ritar International in a reorganization of entities’ under common control as described earlier.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries (“the Company”) consist of research and development, manufacturing and trading of rechargeable batteries. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Principles of consolidation- The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the accompanying consolidated financial statements at December 31, 2007 and 2006.

Cash and cash equivalents- Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Restricted Cash- Deposits in banks pledged as securities for bank loan (Note 8) that are restricted in use are classified as restricted cash under current assets.

Inventory- Inventory is stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable – Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Summary of Significant Accounting Policies - Continued

Valuation of long-lived assets- The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2007, 2006 and 2005, research and development costs expensed to operating expenses were approximately $266,598, $213,628, and $162,213, respectively.

Advertising Costs- The Company expenses advertising costs as incurred. Advertising expenses charged to operations were $7,332, $12,279 and $40,999 for the years ended December 31, 2007, 2006 and 2005 respectively.

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

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the years ended December 31, 2007, 2006 and 2005, the Company has provided warranty expenses amounting to approximately $222,620, $128,796 and $58,589, respectively, which are included in its selling expenses (see Note 23).

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Summary of Significant Accounting Policies - Continued

Foreign currency translation- The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

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

December 31, 2007
Balance sheet	RMB7.3141 to US$1.00
Statement of income and comprehensive income	RMB7.6172 to US$1.00

December 31, 2006
Balance sheet	RMB7.8175 to US$1.00
Statement of income and comprehensive income	RMB7.9819 to US$1.00

December 31, 2005
Balance sheet	RMB8.0734 to US$1.00
Statement of income and comprehensive income	RMB8.2033 to US$1.00

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

Post-retirement and post- employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Summary of Significant Accounting Policies - Continued

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in operating expenses. During the years ended December 31, 2007, 2006 and 2005 shipping and handling costs were $1,392,002, $738,805 and $409,661 respectively.

Reclassification of accounts- Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

3. Recent Changes in Accounting Standards

SFAS 157, “Fair Value Measurements” –
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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of FAS 141R on its financial statements.

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

3. Recent Changes in Accounting Standards - Continued

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

4. Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	2007	2006

Cash at bank	$4,733,428	$915,449
Cash on hand	42,134	39,394

Total	$4,775,562	$954,843

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2007 and 2006, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	2007	2006

Accounts receivable – pledged to banks	$233	$31,157
Accounts receivable – others	12,713,067	7,652,188
	12,713,300	7,683,345
Less: allowances for doubtful accounts	(670,327)	(356,414)
Total	$12,042,973	$7,326,931

Concentrations in accounts receivable - At December 31, 2007 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,640,979 representing 30% of total accounts receivable in aggregate. At December 31, 2006, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $1,929,877, representing 26% of total accounts receivable in aggregate.

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

5. Accounts Receivable - Continued

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At December 31, 2007 and 2006, the financing charge amounted to 1.5 times of the PRC prime rate on the receivables assigned.

The Company pledged account receivables as short term financing. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of account receivables pledged to banks at December 31, 2007 and 2006 were $233 and $31,157, respectively.

6. Inventory

Inventory by major categories are summarized as follows:

	2007	2006

Raw materials	$1,609,307	$713,214
Work in progress	5,138,735	2,560,381
Finished goods	5,366,005	2,694,543
	12,114,047	5,968,138
Less: allowances for slowing moving items	(263,365)	-
Total	$11,850,682	$5,968,138

7. Other Current Assets

Other current assets consist of the following:

	2007	2006

Note receivables	$53,322	$211,093
Advance to staff and deposit, net of allowances for bad debts of $99,346 and $64,550	524,171	256,956
Deferred expenses	-	5,923

Total	$577,493	$473,972

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

8. Restricted Cash and bills payable

Restricted cash consists of the following:

	2007	2006

Bank deposit held as collateral for bank loan and bills payable	$5,857,637	$1,120,000

	$5,857,637	$1,120,000

At December 31, 2007 and 2006, restricted cash of $5,857,637 and $1,120,000 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15)

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that must be guaranteed by a bank acceptable to the supplier. The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch (the “Bank”). Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $4 million. The Company is required to place a bank deposit with the same amount to the bills amount undertaken by the bank. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2007	2006
At cost:
Leasehold improvement	$82,912	$35,564
Plant and machinery	6,587,047	1,776,424
Furniture, fixtures and equipment	211,324	113,186
Motor vehicles	930,244	377,108

Total	7,811,527	2,302,282

Less: accumulated depreciation and amortization	(1,537,424)	(886,005)
Net book value	$6,274,103	$1,416,277

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. Property, Plant and Equipment - Continued

During the year ended December 31, 2007, depreciation expenses amounted to $541,542, among which $445,827, $66,920 and $28,795 were recorded as cost of sales, selling expense and administrative expense respectively

During the year ended December 31, 2006, depreciation expenses amounted to $349,533, among which $311,348, $24,660 and $13,525 were recorded as cost of sales, selling expense and administrative expense respectively

During the year ended December 31, 2005, depreciation expenses amounted to $235,222, among which $205,650, $16,641 and $12,931 were recorded as cost of sales, selling expense and administrative expense respectively

10. Land Use Right

	2007	2006

Right to use land	$451,456	$-
Accumulated amortization	-	-

	$451,456	$-

The subsidiary , Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As the subsidiary is newly established during the year ended December 31, 2007, there was no amortization expense of the land use right incurred for the year.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year
2008	8,670
2009	8,670
2010	8,670
2011	8,670
2012	8,670

43,350

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

11. Amounts Due From Related Parties

Amount due from related parties consist of the following:

	2007	2006

Amount due from related parties
Mr. Jiada Hu	$164,499	$627,571
Mr. Jianjun Zeng	41,676	2,441
	206,175	630,012
Amount due from related company
Shenzhen Ribitar Power Co., Limited	-	38,010
Total	$206,175	$668,022

The amounts due from related parties as of December 31, 2007 and 2006 represented unsecured advances which are interest-free and repayable on demand.

12. Related Party Transactions

(a)

Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Subsidiary

Shanghai Ritar Power Co., Limited	Subsidiary

Ritar Power (Huizhou) Co., Limited	Subsidiary

Hengyang Ritar Power Co., Limited	Subsidiary

Hong Kong Ritar Power (Group) Co., Limited	A company controlled by close family members of a director

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Henying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Hongwei Zhu	An officer of the Subsidiary

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. Related Party Transactions - Continued

(b) Summary of related party transactions

	2007	2006	2005

Salary paid to Directors:
Mr. Jiada Hu	$45,000	$39,389	$26,477
Mr Bin Liu	8,665	6,765	6,583
Ms Henying Peng	15,281	10,073	7,314
Mr Jianhan Xu	8,665	7,517	6,583
Mr Jianjun Zeng	23,631	18,041	11,703
Mr Hongwei Zhu	8,665	8,569	-
Mr Yong Zhang	-	-	7,314

Total	$109,907	$90,354	$65,974
Rent paid to a director:
Mr. Jiada Hu	$21,672	$36,197	$27,267

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$24,858	$282,051
Other borrowing from Pacific Insurance of $192,308 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director	$-	$16,949	$192,308

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	2007	2006

Value added tax payable	$130,862	$1,194,403
Income tax payable (see Note 18)	1,008,050	396,924
Individual Income withholding tax payable	7,692	31,284
Other taxes payable	22,334	486

Total	$1,168,938	$1,623,097

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

14. Other Current Liabilities

Other current liabilities consist of the following:

	2007	2006

Other payable and accrued expenses	$761,175	$504,861
Advance from customers	1,178,533	126,436

Total	$1,939,708	$631,297

15. Short Term Loans

As of December 31, 2007 and 2006, the Company has the following short-term bank loans:

	2007	2006

Loans repayable within one year	$3,089,922	$1,896,203

Short-term loans as of December 31, 2007 and 2006 consist of the following:

Banker	Loan period	Interest rate	Secured by	2007	2006

(1) Citibank	2007-10-25 to 2008-01-23	6%	Deposit	$150,395	$-
(2) Citibank	2007-10-26 to 2008-01-23	6%	Deposit	341,806	-
(3) Citibank	2007-10-29 to 2008-01-23	6%	Deposit	273,444	-
(4) Citibank	2007-11-16 to 2008-02-05	7%	Deposit	683,611	-
(5) Citibank	2007-11-16 to 2008-02-05	7%	Deposit	410,167
(6) Citibank	2007-11-16 to 2008-03-10	7%	Deposit	273,444
(7) Citibank	2007-12-13 to 2008-03-10	10%	Deposit	273,444
(8) Citibank	2007-12-13 to 2008-03-10	10%	Deposit	273,444
(9) Citibank	2007-12-24 to 2008-03-20	10%	Deposit	410,167
(10) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	AR Credit	-	31,157
(11) DBS Bank	2006-11-17 to 2007-02-17	2%(applicable when overdue)	Unsecured	-	255,836
(12) DBS Bank	2006-12-30 to 2007-03-30	7.812%	Deposit	-	997,762
(13) DBS Bank	2006-12-31 to 2007-04-02	7.812%	Deposit	-	127,918
(14) Mr. Dongjie Wu	2006-09-05 to 2007-03-04	12%	Unsecured	-	63,959
(15) Mr. Tie Li	2006-09-25 to 2006-12-25	12%	Unsecured	-	255,836
(16) Fengxian Yangwang Village	2006-11-05 to 2007-03-10	15%	Unsecured	-	99,776
(17) Fu Lu Shou	2006-05-13 to 2007-05-13	15%	Unsecured	-	63,959

				$3,089,922	$1,896,203

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

15. Short Term Loans - Continued

(1)	A short term loan of $150,395 is credited from Citibank with an interest rate of 6% and secured by deposit.

(2)	A short term loan of $341,806 is credited from Citibank with an interest rate of 6% and secured by deposit.

(3)	A short term loan of $273,444 is credited from Citibank with an interest rate of 6% and secured by deposit.

(4)	A short term loan of $683,611 is credited from Citibank with an interest rate of 7% and secured by deposit.

(5)	A short term loan of $410,167 is credited from Citibank with an interest rate of 7% and secured by deposit.

(6)	A short term loan of $273,444 is credited from Citibank with an interest rate of 7% and secured by deposit.

(7)	A short term loan of $273,444 is credited from Citibank with an interest rate of 10% and secured by deposit.

(8)	A short term loan of $273,444 is credited from Citibank with an interest rate of 10% and secured by deposit.

(9)	A short term loan of $410,167 is credited from Citibank with an interest rate of 10% and secured by deposit.

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

16. Long-Term Loans

As of December 31, 2007 and 2006, the Company has the following long-term loans:

	2007	2006

Bank borrowing from Ka Wah Bank Limited is financed for $282,051, with interest at 3.5% flat p.a. with monthly principal payment of $11,752 from March 08, 2005 to March 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director. The loan was paid off on April 10, 2007.	$-	$24,858

Other borrowing from Pacific Finance are financed for $192,308, with interest at 3.5% flat p.a. with monthly principal payment of $8,013 from Mar 08, 2005 to Mar 07, 2007, secured by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	-	16,949

Bank borrowing from Dah Sing Bank is financed for $478,205, including interest at 4.85% flat p.a. with monthly principal $15,300.51 from Jan 03, 2006 to Jan 02, 2008 with one month advance rental, secured by Jiada Hu, Henying Peng, Jianjun Zeng and Shenzhen Ritar.		185,776

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	170,903	319,795

Other borrowing from Department of Science and Technology of Bao An is financed for $136,722 with interest free from 2007-12-20 to 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	136,722	-

Total loans	307,625	547,378
Less: current portion	(170,903)	(387,481)
Long-term loans, less current portion	$136,722	$159,897

Future maturities of long-term loans are as follows as of December 31,

2008	170,903
2009	136,722

Total	$307,625

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

17. Minority Interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of December 31, 2007 and 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control. At December 31, 2005, the Company owned 75% of Shanghai Ritar’s capital stock and 60% of Shenzhen Ribitar’s capital stock, representing 75% and 60% voting control, respectively.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

The 5% equity interest of Shanghai Ritar in 2007 and 2006 and the 25% of equity interest of Shanghai Ritar, 40% equity interest of Shenzhen Ribitar in 2005 that are not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2007, 2006 and 2005 Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.

18. Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the years ended December 31, 2007, 2006 and 2005 are 34%.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The subsidiary ,Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”).  Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004. For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. From 2008, Shenzhen Ritar will be charged on preferential enterprise income tax rate at 18% which is determined by the tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while the tax rate will be charged on the taxable income with tax rate 25% from 2008.

Huizhou Ritar and Hengyang Ritar did not commence business in 2007.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2007. There are no net operating loss carry forwards at December 31, 2007.

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

18. Income Taxes - Continued

The provision for income taxes consists of the following:

	2007	2006	2005
Current tax
- PRC	$784,724	$353,436	$127,716
- Deferred tax provision	-	-	-

Total	$784,724	$353,436	$127,716

19. Common Stock and Warrant Transactions

On February 16, 2007, the Company completed a private placement pursuant to which the Company issued and sold 5,724,292 shares of its common stock to certain investors.  In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of the Company’s common stock at $2.78 per share.  As a result of this private placement the Company raised approximately $12.25 million in gross proceeds, which left the Company with approximately $10.71 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.84 million.  In connection with this private placement, the Company paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249 and the Company issued to the placement agent a warrant for the purchase of 286,215 shares of the Company’s common stock in the aggregate with the exercise price of $2.14 per share.  On June 4, 2007 two investors exercised their warrant right and acquired 46,729 shares for $2.78 per share, total proceeds $128,607.

The total number of warrants outstanding as of December 31, 2007 was 1,557,232.

The total issued and outstanding of the Company’s common stock as of December 31, 2007 was 19,000,996 shares, combined with the total warrants outstanding totals 20,558,228 of stock and stock equivalents outstanding at December 31, 2007.

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

On February 14, 2007, the Company issued 50,000 and 85,295 shares of its common stock to Heritage Management Consultants, Inc. (“Heritage”) and Zhang Qiang, respectively, in consideration for the consulting services provided by them in conjunction with the February 2007 Private Placement. Because in the February 2007 private placement the Company issued and sold to the investors their shares for a cash price of $2.14 per share, the Company valued the 135,295 shares of their common stock issued to Heritage and Zhang Qiang at $2.14 per share. The Company recorded the issuance as offering costs which were charged to additional paid in capital upon the reverse merger transaction consummated on February 16, 2007.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

19. Common Stock and Warrant Transactions - Continued

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

A summary of the activity under the Performance Plan as of December 31, 2007, and changes during the year then ended is presented below:

Performance Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	-

Granted	1,603,961	2.67

Exercised	-46,729	2.78

Outstanding at December 31, 2007	1,557,232	2.66		6,493,657

Exercisable at December 31, 2007	1,557,232	2.66		6,493,657

20. Stock-Based Compensation – Make Good Escrow Agreement

In connection with the private placement on February 16, 2007, the largest stockholder of the Company, Mr. Jiada Hu entered into a Make Good Escrow Agreement (“Make Good Agreement”) with the private placement investors. Pursuant to the escrow agreement, Mr. Hu agreed to certain “make good” provisions. In the escrow agreement, Mr. Hu established minimum net income after tax thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ended December 31, 2008. Mr Hu. deposited a total of 3,601,309 shares into Escrow Agent under the escrow agreement. If the 2007 net income thresholds is not achieved, then the Escrow Agent must deliver the first tranche of 1,800,655 of shares to the investors on a pro rata basis and if the 2008 net income threshold is not achieved, the Escrow Agent must deliver the second tranche of 1,800,654 shares to the investors on a pro rata basis.

Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to Mr Hu and treated as an expense equal to the amount of the grant-date fair value of the shares as of the date that the Make Good Agreement was signed. Based upon the grant-date fair value of the Escrow Shares of $2.14, the total expense recognized for the fiscal year of 2007 is $ 3,853,401, and the potential impact of the release of shares upon the financial statements is estimated to be approximately $3,853,401 for the fiscal year of 2008 respectively.

China Ritar achieved its net income thresholds for 2007, an expense of $3,853,401 was recorded under compensation expense for the year ended December 31, 2007.

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

21. Commitments and Contingencies

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

December 31,	2007

2008	$708,753
2009	338,126
2010	115,737

Total minimum lease payments	$1,162,616

During the year ended December, 2007, rent expenses amounted to $727,981, among which $546,812, $23,378 and $157,791 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the year ended December, 2006, rent expenses amounted to $382,854, among which $309,691, $17,002 and $56,161 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the year ended December, 2005, rent expenses amounted to $307,690, among which $263,467, $14,649 and $29,574 were recorded as cost of sales, administrative expense and selling expense, respectively.

22. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $295,131, $282,826and $135,876 for the years ended December 31, 2007, 2006 and 2005, respectively.

23. Warranty

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in other current liabilities in the accompanying balance sheet.

The Provision for warranty is as below:

Item	2007	2006	2005
Opening balance	$125,414	$85,168	$60,827
Warranty provision accrued	222,620	128,796	58,589
Paid during warranty period	211,231	88,550	34,248
Closing balance	$136,803	$125,414	$85,168

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

24. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	2007	2006	2005

Reliance Telecom Infrastructure Limited	15%	-	-
Electritherm (India) Limited	-	12%	-
XingYue Ji Tuan Company Limited	-	-	2%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	2007	2006	2005

Quanzhou City Kaiying Power Company Limited	19%	10%	-
Anxi Min Hua Dianchi Company Limited	11%	-	-
Fu Jian Da Hua Company Limited	10%	16%	21%
Fu Jian Quan Zhou Shi Huarui Power Company Limited	10%	19%	16%
Zhongshan Shi Bao Li Xu Battery Company Limited	12%	-	33%

25. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 14 and Note 15. Other financial assets and liabilities do not have material interest rate risk.

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

Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (expense), net on the consolidated statements of operations.

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

CHINA RITAR POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

26. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	2007	2006	2005

PRC	$25,942,893	$21,711,605	$13,997,096

Outside PRC
- Hong Kong	2,216,584	3,780,156	3,081,827
- Germany	8,255,829	2,267,679	1,964,258
- India	12,451,677	4,656,352	98,718
-South Africa	107,967	498,206	629,398
-Italy	2,475,259	501,908	432,763
-Singapore	369,579	555,231	459,670
- other countries, less than 5% of total sales individually	21,527,338	6,962,102	2,153,740
	47,404,233	19,221,634	8,820,374

Total net sales	$73,347,126	$40,933,239	$22,817,470

Other countries are: United States, United Arab Emirates, New Zealand, Argentina, Papua New Guinea, Turkey, Brazil, Israel, Peru, Thailand, Serbia, Yugoslavia, Australia, Lebanon, South Korea, United Kingdom, Mexico, Canada, Czechoslovakia, Chile, France, Macao, Poland, Georgia, Ireland, Norway, Hungary, Philippines, Denmark, Colombia, Indonesia, Russia, Finland, Syria, Egypt, Latvia, Bengal, Sri Lanka, Uzbekistan, Ukraine, Japan, Afghanistan, Albania, Algeria, Azerbaijan, Costa Rica, Kazakhstan, Libya and Greece.