Form 10-Q
period 2008-03-31
China Ritar Power Corp.
filed 2008-05-15
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	19,125,647

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-27

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents (Note 4)	$4,599,240	$4,775,562
Accounts receivable, net of allowances of $710,439 and $670,327 (Note 5)	14,271,116	12,042,973
Inventories (Note 6)	14,272,287	11,850,682
Advance to supplier	1,184,015	3,328,039
Other current assets (Note 7)	932,903	577,493
Restricted cash (Note 8)	4,440,959	5,857,637

Total current assets	39,700,520	38,432,386

Property, plant and equipment:
Property, plant and equipment, net (Note 9)	7,612,829	6,274,103
Intangible assets, net	17,691	18,083
Land use right (Note 10)	470,222	451,456
Due from related parties (Note 11)	219,412	206,175

Total assets	$48,020,674	$45,382,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,675,124	$10,878,649
Income and other tax payable (Note 13)	1,234,406	1,168,938
Accrued salaries	173,179	300,552
Bills payable (Note 8)	2,335,450	4,012,797
Other current liabilities (Note 14)	2,432,008	1,939,708
Current portion of long term debt (Note 16)	44,502	170,903
Short term loans (Note 15)	4,715,036	3,089,922

Total current liabilities	21,609,705	21,561,469

Long-term liabilities:
Long-term loans (Note 16)	231,409	136,722
	231,409	136,722

Total liabilities	21,841,114	21,698,191

Minority interest in consolidated subsidiaries (Note 17)	14,676	28,058
Commitments and contingencies(Note 21)

STOCKHOLDERS’ EQUITY

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,125,647 and 19,000,996 shares issued and outstanding	19,126	19,001
Additional paid-in capital	16,306,706	15,343,481
Retained earnings	7,423,236	6,889,145
Accumulated other comprehensive income	2,415,816	1,404,327

Total stockholders’ equity	26,164,884	23,655,954

Total liabilities and stockholders’ equity	$48,020,674	$45,382,203

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$19,254,556	$8,828,191

Cost of sales	15,220,717	7,206,064

Gross profit	4,033,839	1,622,127
Operating expenses
Salaries	1,210,853	269,248
Sales commission	179,150	126,209
Shipping and handling cost	289,055	177,467
Other selling, general and administrative expenses	1,026,587	400,548

	2,705,645	973,472

Operating profit	1,328,194	648,655

Other income and (expenses)
Interest income	45,782	5,230
Finance charges	(142,234)	(84,316)
Foreign currency exchange loss	(306,261)	(101,754)
Other expenses	(726)	(1,093)

Total Other (expenses)	(403,439)	(181,933)

Income before income taxes and minority interests	924,755	466,722

Income taxes	(404,900)	(50,677)

Income before minority interests	519,855	416,045

Minority interests share in loss	14,236	234

Net income	534,091	416,279

Other comprehensive income
Foreign currency translation adjustment	1,011,489	53,785

Comprehensive income	$1,545,580	$470,064

Earnings per share:
- Basic	$0.03	$0.03
-Diluted	$0.03	$0.03

Weighted average number of shares outstanding:
- Basic	19,114,390	15,243,803
- Diluted	19,525,797	16,027,961

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at December 31, 2006	11,694,663	$11,695	$954,731	$4,246,938	$51,360	$5,264,724
Recapitalization – reverse merger	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-		12,250,000
Cost of raising capital	-	-	(1,835,952)	-		(1,835,952)
Share issued in placement agent at $2.14 per share	135,295	135	289,396			289,531
Cost of raising capital in placement agent	-	-	(289,531)	-	-	(289,531)
Stock-based compensation – make good provision			3,853,401			3,853,401
Net income for the year	-	-	-	2,642,207		2,642,207
Foreign currency translation difference	-	-	-	-	1,352,967	1,352,967
Share issued for warrants exercised	46,729	47	128,560	-	-	128,607

Balance at December 31, 2007	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$23,655,954

Issuance of common stock with cashless exercise of warrants	124,651	125	(125)	-	-	-
Stock-based compensation –make good provision	-	-	963,350	-	-	963,350
Net income for the period	-	-	-	534,091	-	534,091
Foreign currency translation difference	-	-	-	-	1,011,489	1,011,489

Balance at March 31, 2008	19,125,647	$19,126	$16,306,706	$7,423,236	$2,415,816	$26,164,884

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2008	2007
	(unaudited)	(unaudited)
Operating activities
Income for the period	$534,091	$416,279
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	189,596	119,599
Allowance of bad debts-Accounts receivable	11,985	(21,538)
Allowance of bad debts-Other receivable	-	(1,168)
Allowances for slowing moving items	18,993	-
Stock based compensation – make good provision	963,350	-
Minority interests	(14,236)	(234)
Changes in non-cash operating working capital items:
Accounts receivables	(1,702,569)	516,657
Inventories	(1,906,722)	(1,542,744)
Advance to suppliers	2,233,541	-
Other current assets	(145,011)	(279,156)
Accounts payable	(640,889)	(1,690,177)
Income tax and other tax payable	(162,787)	55,007
Accrued salaries	(136,874)	(54,579)
Bills payable	(1,804,702)	-
Other current liabilities	397,779	442,046
Net cash used in operating activities	(2,164,455)	(2,040,008)

Investing activities
Loan to related parties	(4,566)	838,809
Proceeds from fixed assets	-	9,118
Purchase of equipment	(1,243,342)	(140,546)
Net cash provided by (used in) investing activities	(1,247,908)	707,381

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952, $317,319 of which were prepaid	-	10,731,367
Cash acquired from RTO	-	373
Proceeds from other loan borrowings	130,649	35,865
Proceeds from bank borrowings	1,290,457	-
Repayment of other loan borrowings	-	(85,374)
Repayment of bank borrowings	-	(1,922,333)
Restricted cash	1,624,452	1,126,644
Net cash provided by financing activities	3,045,558	9,886,542

Effect of exchange rate changes in cash	190,483	33,984

Net (decrease) increase in cash and cash equivalents	(176,322)	8,587,899

Cash and cash equivalents, beginning of the period	4,775,562	954,843

Cash and cash equivalents, end of the period	$4,599,240	$9,542,742

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest paid	$74,128	$71,097
Income taxes paid	$250,690	$50,677

Non-cash financing activities:
Issuance of common stock for cashless exercise of warrants	125	-

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements -Continued

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its 95%-owned subsidiary, Shanghai Ritar Power Co., Limited (“Shanghai Ritar”). On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts. The reorganization was treated similar to the pooling of interest method with carry over basis.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements -Continued

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

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the accompanying consolidated financial statements at March 31, 2008 and December 31, 2007

Cash and cash equivalents- Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2008 and 2007, research and development costs expensed to operating expenses were approximately $115,559, and $57,966, respectively.

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $0 and $1,094 for the three months ended March 31, 2008 and 2007 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

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

The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the three months ended March 31, 2008 and 2007, the Company has provided warranty expenses amounting to approximately $95,738 and $24,191, respectively, which are included in its selling expenses. (see Note 23).

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

March 31, 2008
Balance sheet	RMB7.0222 to US$1.00
Statement of income and comprehensive income	RMB7.1757 to US$1.00

December 31, 2007
Balance sheet	RMB7.3141 to US$1.00
Statement of income and comprehensive income	RMB7.7714 to US$1.00

March 31, 2007
Balance sheet	RMB7.7409 to US$1.00
Statement of income and comprehensive income	RMB7.7714 to US$1.00

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in operating expenses. During the three months ended March 31, 2008 and 2007 shipping and handling costs expensed to other selling, general and administrative expenses were $289,055 and $177,467 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	March 31	December 31
	2008	2007

Cash at bank	$4,528,708	$4,733,428
Cash on hand	70,532	42,134

Total	$4,599,240	$4,775,562

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of March 31, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	March 31	December 31
	2008	2007

Accounts receivable – pledged to banks	$1,119,476	$233
Accounts receivable – others	13,862,079	12,713,067
	14,981,555	12,713,300
Less: allowances for doubtful accounts	(710,439)	(670,327)
Total	$14,271,116	$12,042,973

Concentrations in accounts receivable - At March 31, 2008 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,964,297 representing 35% of total accounts receivable in aggregate. At December 31, 2007 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,640,979 representing 30% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At March 31, 2008 and December 31, 2007, the financing charge amounted to 1.5 times of the PRC prime rate on the receivables assigned.

The Company pledged account receivables as short term financing. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of account receivable pledged to banks at March 31, 2008 and December 31, 2007 were $1,119,476 and $233 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories by major categories are summarized as follows:

	March 31	December 31
	2008	2007

Raw materials	$3,264,683	$1,609,307
Work in progress	4,899,587	5,138,735
Finished goods	6,401,738	5,366,005
	14,566,008	12,114,047
Less: allowances for slowing moving items	(293,721)	(263,365)
Total	$14,272,287	$11,850,682

7. Other Current Assets

Other current assets consist of the following:

	March 31	December 31
	2008	2007

Note receivables	$74,051	$53,322
Advance to staff and deposit, net of allowances for bad debts of $103,476 and $99,346	675,628	524,171
Value added tax receivable	183,224	-

Total	$932,903	$577,493

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Restricted Cash and bills payable

Restricted cash consists of the following:

	March 31	December 31
	2008	2007

Bank deposit held as collateral for bank loan and bills payable	$4,440,959	$5,857,637

	$4,440,959	$5,857,637

At March 31, 2008 and December 31, 2007, restricted cash of $4,440,959 and $5,857,637 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15)

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that must be guaranteed by a bank acceptable to the supplier. The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar Power Co., Ltd.(“Shenzhen Ritar”), has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch (the “Bank”). Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $2 million. The Company is required to place a bank deposit with the same amount to the bills amount undertaken by the bank. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31	December 31
	2008	2007
At cost:
Leasehold improvement	$59,269	$82,912
Plant and machinery	8,336,244	6,587,047
Furniture, fixtures and equipment	218,751	211,324
Motor vehicles	792,494	930,244

Total	9,406,758	7,811,527

Less: accumulated depreciation and amortization	(1,793,929)	(1,537,424)
Net book value	$7,612,829	$6,274,103

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Property, Plant and Equipment- Continued

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

During the three months ended March 31, 2008, depreciation expenses amounted to $189,596, among which $147,080, $32,739 and $9,777 were recorded as cost of sales, selling expense and administrative expense respectively

During the three months ended March 31, 2007, depreciation expenses amounted to $119,599, among which $106,319, $10,196 and $3,084 were recorded as cost of sales, selling expense and administrative expense respectively

10. Land Use Right

	March 31	December 31
	2008	2007

Right to use land	$470,222	$451,456
Accumulated amortization		-

	$470,222	$451,456

The subsidiary , Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As the subsidiary is newly established during the three months ended March 31, 2008, there was no amortization expense of the land use right incurred for the year.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year
2008	6,502
2009	8,670
2010	8,670
2011	8,670
2012	8,670

41,182

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Amounts Due From Related Parties

Amount due from related parties consist of the following:

	March 31	December 31
	2008	2007

Amount due from related parties
Mr. Jiada Hu	$175,264	$164,499
Mr. Jianjun Zeng	43,721	41,676
Mr Hengying Peng	427	-

Total	$219,412	$206,175

The amounts due from related parties as of March 31, 2008 and December 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions - Continued

(b) Summary of related party transactions

	Three months ended
	March 31
	2008	2007

Salary paid to Directors:
Mr. Jiada Hu	$15,250	$6,949
Mr Bin Liu	2,991	2,702
Ms Henying Peng	4,785	2,779
Mr Jianhan Xu	2,991	2,702
Mr Jianjun Zeng	6,408	4,632
Mr Hongwei Zhu	2,991	2,702

Total	$35,416	$22,466

Rent paid to a director:
Mr. Jiada Hu	$-	$10,793

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$13,431

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	March 31	December 31
	2008	2007

Value added tax payable	$-	$130,862
Income tax payable (see Note 18)	1,204,099	1,008,050
Individual Income withholding tax payable	7,234	7,692
Other taxes payable	23,073	22,334

Total	$1,234,406	$1,168,938

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Other Current Liabilities

Other current liabilities consist of the following:

	March 31	December 31
	2008	2007

Other payable and accrued expenses	$678,257	$761,175
Advance from customers	1,753,751	1,178,533

Total	$2,432,008	$1,939,708

15. Short Term Loans

As of March 31, 2008 and December 31, 2007, the Company has the following short-term bank loans:

	March 31	December 31
	2008	2007

Loans repayable within one year	$4,715,036	$3,089,922

Short-term loans as of March 31, 2008 and December 31, 2007 consist of the following:

			Secured	March 31	December 31
Banker	Loan period	Interest rate	by	2008	2007

(1) Citibank	2008-01-28 to 2008-04-28	6%	Deposit	$156,646	$150,395
(2) Citibank	2008-01-28 to 2008-04-28	6%	Deposit	356,014	341,806
(3) Citibank	2008-01-28 to 2008-04-28	6%	Deposit	284,811	273,444
(4) Citibank	2008-02-08 to 2008-05-08	7%	Deposit	712,028	683,611
(5) Citibank	2008-02-08 to 2008-05-08	7%	Deposit	427,216	410,167
(6) Citibank	2008-03-20 to 2008-07-20	7%	Deposit	284,811	273,444
(7) Citibank	2008-03-20 to 2008-06-20	10%	Deposit	284,811	273,444
(8) Citibank	2008-03-20 to 2008-06-20	10%	Deposit	284,811	273,444
(9) Citibank	2008-03-20 to 2008-06-20	10%	Deposit	427,216	410,167
(10) DBS Bank	-	PRC government defined lending rate plus 30% of that rate	Accounts Receivable	1,121,051	-
(11) DBS Bank	-	PRC government defined lending rate plus 30% of that rate	Letter of Credit	375,621	-

				$4,715,036	$3,089,922

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Short Term Loans - Continued

(1)	A short term loan of $156,646 is credited from Citibank with an interest rate of 6% and secured by deposit.

(2)	A short term loan of $356,014 is credited from Citibank with an interest rate of 6% and secured by deposit.

(3)	A short term loan of $284,811 is credited from Citibank with an interest rate of 6% and secured by deposit.

(4)	A short term loan of $712,028 is credited from Citibank with an interest rate of 7% and secured by deposit.

(5)	A short term loan of $427,216 is credited from Citibank with an interest rate of 7% and secured by deposit.

(6)	A short term loan of $284,811 is credited from Citibank with an interest rate of 7% and secured by deposit.

(7)	A short term loan of $284,811 is credited from Citibank with an interest rate of 10% and secured by deposit.

(8)	A short term loan of $284,811 is credited from Citibank with an interest rate of 10% and secured by deposit.

(9)	A short term loan of $427,216 is credited from Citibank with an interest rate of 10% and secured by deposit.

(10)
A short term loan of $1,121,051 is credited from DBS Bank who offered factoring facilities on accounts receivable to the Company, with an interest rate of PRC government defined lending rate plus 30% of that rate, and secured by accounts receivable.

(11)
A short term loan of $375,621 is credited from DBS Bank who offered packing loan on Letter of Credit to the Company, with an interest rate of PRC government defined lending rate plus 30% of that rate, and secured by Letter of Credit.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Long-Term Loans

As of March 31, 2008 and December 31, 2007, the Company has the following long-term loans:

	March 31	December 31
	2008	2007

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	142,406	170,903

Other borrowing from Department of Science and Technology of Bao An is financed for $136,722 with interest free from 2007-12-20 to 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	133,505	136,722

Total loans	275,911	307,625
Less: current portion	(44,502)	(170,903)
Long-term loans, less current portion	$231,409	$136,722

Future maturities of long-term loans are as follows as of December 31,

2008	44,502
2009	231,409

Total	$275,911

17. Minority Interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of March 31, 2008 and December 31, 2007, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control. At December 31, 2005, the Company owned 75% of Shanghai Ritar’s capital stock and 60% of Shenzhen Ribitar’s capital stock, representing 75% and 60% voting control, respectively.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

The 5% equity interest of Shanghai Ritar in 2008, 2007 and 2006 and the 25% of equity interest of Shanghai Ritar, 40% equity interest of Shenzhen Ribitar in 2005 that are not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the March 31, 2008 and December 31, 2007 Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the three months ended March 31, 2008 and 2007 are 34%.

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

Huizhou Ritar and Hengyang Ritar did not commence business during the first quarter of 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2008. There are no net operating loss carry forwards at March 31, 2008.

The provision for income taxes consists of the following:

	Three months ended March 31
	2008	2007
Current tax
- PRC	$404,900	$50,677
- Deferral tax provision	-	-

Total	$404,900	$50,677

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Common Stock and Warrant Transactions

A) Common stock

During the three months ended March 31, 2008, the Company issued 124,651 Common stock for the cashless exercise of 163,550 warrants.

The total number of common stock outstanding as of March 31, 2008 was 19,125,647.

B) Warrant

In 2007, the Company completed a private placement pursuant to which the Company issued and sold 5,724,292 shares of its common stock to certain investors. In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of the Company’s common stock at $2.78 per share. In connection with this private placement, the Company paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249 and the Company issued to the placement agent a warrant for the purchase of 286,215 shares of the Company’s common stock in the aggregate with the exercise price of $2.14 per share. In 2007 two investors exercised their warrant right and acquired 46,729 shares for $2.78 per share.

On January 4, 2008, two investors exercised 135,513 warrants in a cashless method for the issuance of 103,668 common shares.

On February 12, 2008, an investor exercised 28,037 warrants in a cashless method for the issuance of 20,983 common shares.

The total number of warrants outstanding as of March 31, 2008 was 1,375,682.

Performance Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,557,232	2.66		5,701,226

Granted	-	-	-	-

Exercised	163,550	2.78	-	-

Outstanding at March 31, 2008	1,375,682			1,744,637

Exercisable at March 31, 2008	1,375,682	2.66		1,744,637

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For fiscal year 2008, it is highly probable that China Ritar will achieve its net income thresholds under the make good provision and an expense of $3,853,400 for the whole year is very likely to be accounted for as compensation expense. As a result, the management of China Ritar believes the accounting for compensation expenses of $963,350 for the three months ended March 31, 2008 is reasonable.

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

December 31,

2008	$752,361
2009	358,930
2010	122,858

Total minimum lease payments	$1,234,149

During the three months ended March 31, 2008, rent expenses amounted to $195,992, among which $154,742, $41,250 and $0 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended March 31, 2007, rent expenses amounted to $101,057, among which $73,207, $5,041 and $22,809 were recorded as cost of sales, administrative expense and selling expense, respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $74,294 and $34,609 for the three months ended March 31, 2008 and 2007 respectively.

23. Warranty

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in other current liabilities in the accompanying balance sheet.

The Provision for warranty is as below:

	March 31	December 31
	2008	2007
Item
Opening balance	$136,803	$125,414
Warranty provision accrued	95,738	222,620
Paid during warranty period	7,557	211,231
Closing balance	$224,984	$136,803

24. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	Three months ended
	March 31
	2008	2007

Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	3%	12%
Zhejiang Xin Yue Shen Electric Vehicle Co., Ltd.	-	11%
Zhong Da Dian Zi (Jiang Su) Company Limited	-	4%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24. Concentrations, Risks, and Uncertainties - Continued

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Three months ended
	March 31
	2008	2007

Quanzhou City Kaiying Power Company Limited	22%	23%
Anxi Min Hua Dianchi Company Limited	21%	-
Fu Jian Da Hua Company Limited	8%	12%
Fu Jian Quan Zhou Huarui Power Company Limited	-	27%
Zhongshan Shi Bao Li Xu Battery Company Limited	25%	5%

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Three months ended
	March 31
	2008	2007

PRC	$4,198,419	$4,996,986
Outside PRC
- Hong Kong	714,861	771,513
- Germany	2,520,996	719,895
- United States of America	1,755,893	84,634
- India	2,193,271	272,693
- Italy	1,027,153	127,971
- Australia	1,102,302	168,612

- other countries, less than 5% of total sales individually	5,741,661	1,685,887
Total sales outside PRC	15,056,137	3,831,205

Total net sales	$19,254,556	$8,828,191

Other countries are: United Arab Emirates, New Zealand, Argentina, Papua New Guinea, Turkey, Brazil, Israel, Peru, Thailand, Serbia, Yugoslavia, Australia, Lebanon, South Korea, United Kingdom, Mexico, Canada, Czechoslovakia, Chile, France, Macao, Poland, Georgia, Ireland, Norway, Hungary, Philippines, Denmark, Colombia, Indonesia, Russia, Finland, Egypt, Latvia, Bengal, Sri Lanka, Uzbekistan, Ukraine, Japan, Afghanistan, Albania, Algeria, Azerbaijan, Costa Rica, Kazakhstan, Libya, Greece, Pakistan and Nigeria.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, all references in this annual report to (i) “Ritar,” the “Company,” “we,” “us” or “our” are to China Ritar Power Corp., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Ritar BVI” are to our subsidiary Ritar International Group Limited, a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Shenzhen Ritar” are to our subsidiary Shenzhen Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Shanghai Ritar” are to our subsidiary Shanghai Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Hengyang Ritar” are to our subsidiary Hengyang Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (vi) Huizhou Ritar are to our subsidiary Ritar Power (Huizhou) Co., Ltd., a corporation incorporated in the People’s Republic of China; (vii) “Securities Act” are to the Securities Act of 1933, as amended; (viii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (ix) “RMB” are to Renminbi, the legal currency of China; (x) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “China” and “PRC” are to the People’s Republic of China; (xii) “BVI” are to the British Virgin Islands; and (xiii) “SEC” are to the United States Securities and Exchange Commission.

Overview Our Business

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

Our client base mainly includes international uninterruptible power source, or UPS, manufacturers, including OKIN Gesellschaft fur Antriebstechnik mbH, Phoenixtec Electronics (Shenzhen) Co. Ltd and SSB Battery Service GmbH, and telecommunications operators such as China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A majority of our products are sold outside of China, with overseas sales accounting for 78.20% of our total revenue for the first quarter of 2008. Our major export markets are Germany, India, Italy, the United States and Brazil.

We recently completed construction of the first phase of our new technical and manufacturing complex at Hengyang Ritar. The lead acid battery production at this facility began at the end of April 2008. Our total current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. Through our manufacturing facilities located in Shenzhen, Shanghai and Hengyang, we currently have 17 lead acid battery production lines that are operational. Eleven of them are located at Shenzhen, three of them are located at Shanghai and the remaining three are located at Hengyang.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Recent Developments

The construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province has been completed on March 20, 2008 and three of five lead acid battery production lines began to be operational on April 27, 2008. The other two lead acid battery production lines are expected to commence operating in June of this year. Our annual designed production capacity of all five production lines at Hengyang Ritar is approximately 1.25 million kilowatt-hours. Currently, we have 220 employees at Hengyang Ritar and expect to increase the number of our employees at this facility to 600 within the next three months. In addition, in June of this year, we expect that our lead plate production line with an annual designed production capacity of 15,000 tons per year will start operating.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2008 and growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2008:

•	Revenues: Our revenues were $19.3 million for the first quarter of 2008, an increase of 118.1% from the same quarter of last year.

•	Gross Margin: Gross margin was 21.0% for the first quarter of 2008, as compared to 18.4% for the same period in 2007.

•	Operating Profit: Operating profit was $1.3 million for the first quarter of 2008, an increase of 104.8% from $0.6 million of the same period last year.

•	Net Income: Net income was $0.5 million for the first quarter of 2008, an increase of 28.3% from the same period of last year.

•	Fully diluted earnings per share was $0.03 for the first quarter of 2008.

Revenue

Our revenue is generated from sales of our lead-acid batteries.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, such as the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States and is subject to United States tax law. No provisions for income taxes have been made as the Company has no taxable income for the first quarter of 2008.

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

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”).  Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004. For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. From 2008, Shenzhen Ritar will be charged on preferential enterprise income tax rate at 18% which is determined by the tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while the tax rate will be charged on the taxable income with tax rate 25% from 2008.

Huizhou Ritar and Hengyang Ritar did not commence business during the first quarter of 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2008. There are no net operating loss carry forwards at March 31, 2008.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	19,255	100%	8,828	100%
Cost of Sales	(15,221)	(79.05)%	(7,206)	(81.63)%

Gross Profit	4,034	20.95%	1,622	18.37%

Operating Expenses
Salaries	(1,211)	(6.29)%	(269)	(3.05)%
Sales Commission	(179)	(0.93)%	(126)	(1.43)%
Shipping and handling cost	(289)	(1.50)%	(177)	(2.01)%
Other selling, general and administrative expenses	(1,027)	(5.33)%	(401)	(4.54)%
	(2,706)	(14..05)%	(973)	(11.03)%

Operating Profit	1,328	6.90%	649	7.35%

Other Income and (Expenses)
Interest Income	46	0.24%	5	0.06%
Other income	-	-	-	-
Finance charges	(142)	(0.74)%	(84)	(0.96)%
Foreign currency translation loss	(306)	(1.59)%	(102)	(1.15)%
Other expenses	(1)	(0.00)%	(1)	(0.00)%

Other income (expenses)	(403)	(2.10)%	182	2.06%

Income before income taxes and minority interests	925	4.80%	467	5.29%
Income taxes	(405)	(2.10)%	(51)	(0.57)%

Income before minority interests	520	2.70%	416	4.71%

Minority interests share in (profit) loss	14	0.07%	0	0.00%

Net income	534	2.77%	416	4.71%

Other comprehensive income (loss)
Foreign currency translation adjustments	1,011	5.25%	54	0.61%

Comprehensive income	1,546	8.03%	470	5.32%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. Revenues increased approximately $10.43 million, or 118.11%, to approximately $19.26 million for the three months ended March 31, 2008 from approximately $8.83 million for the same period in 2007. This increase was mainly attributable to the significant increase in sales of UPS and Telecom batteries in overseas markets by adopting active market strategies during the first quarter in 2008. In addition, because of our expanded production capacity and increased cash flows, we were able to fulfill more orders from our existing customers whose demands were not fully met in the previous years due to our limited production capacity. Furthermore, we raised our sale prices in order to offset the increased raw material price.

Cost of Sales. Our cost of sales increased approximately $8.02 million, or 111.23%, to approximately $15.22 million for the three months ended March 31, 2008, from approximately $7.21 million for the same period in 2007. This increase was due to a substantial increase of our sales volume. As a percentage of revenues, the cost of sales decreased to 79.05% during the three months ended March 31, 2008, from 81.63% for the same period of 2007. Such decrease of percentage of revenues resulted primarily from a reduction in unit cost of manufacturing as a result of increased large-scale production and adoption of more efficient technologies to decrease raw material consumption and cost of direct labor used per unit.

Gross Profit. Our gross profit increased approximately $2.41 million, or 148.71%, to approximately $4.03 million for the three months ended March 31, 2008, from approximately $1.62 for the same period in 2007. Gross profit as a percentage of revenues was 20.95% for the three months ended March 31, 2008, an increase of 2.58% from 18.37% for the same period of 2007. Such percentage increase was mainly due to the decreased cost of goods sold as percentage of revenues as discussed above.

Salaries. Salaries increased approximately $0.94 million, or 349.72% to approximately $1.21million for the three months ended March 31, 2008 from $0.27 million for the same period in 2007. As a percentage of revenues, salaries increased to 6.29% for three months ended March 31, 2008 from 3.05% for the same period of 2007. We made the provision for the stock-based compensation of $0.96 million for the make good provision and we had no such compensation in the same period of 2007. This is the main reason to have an significant increase in salaries. Our salaries for the first quarter of 2008 would have been stable compared with those of the same period of 2007, if the expense of the make good provisions had not been recorded.

Stock-based compensation. Stock-based compensation was approximately $0.96 million for the three months ended March 31, 2008. We had no stock-based compensation in the same period of 2007. The increase of stock-based compensation was attributable to the provision of the make good provision expense for the three months ended March 31, 2008. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and as a result, approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R. For the fiscal year of 2008, we will probably achieve the net income thresholds and thus we recorded three months provision of make good provision amounting to $0.96 million as compensation expenses in salaries for the three months ended March 31, 2008.

Sales Commissions. Sales commissions increased approximately $0.05 million, or 42.06%, to approximately $0.18 million for the three months ended March 31, 2008, from approximately $0.13 million for the same period of 2007. As a percentage of revenues, sales commissions decreased to 0.93% for the three months ended March 31, 2008, from 1.43% for the same period of 2007. During the three months ended March 31, 2008, we did not develop a material number of new customers, but we realized increasing our sales to our existing customers through our expanded production. We have established excellent longstanding customer relationships and have a good reputation in the battery industry. Therefore, we were able to offer to our existing clients sales commissions at a comparatively very lower rate. As a result, our sales commissions during the three months ended March 2008 did not increase proportionally as our sales increased.

Shipping and handling costs. Shipping and handling costs increased approximately $0.11 million, or 63.28%, to approximately $0.29 million for the three months ended March 31, 2008, from approximately $0.18 million for the same period of 2007. The dollar increase of shipping and handling was mainly attributable to the significantly expanded scale of our operations and continuing increased sales for the three months ended March 31, 2008. As a percentage of revenues, shipping and handling cost decreased to 1.50% for the three months ended March 31, 2008 from 2.01% for the same period of 2007. The percentage decrease of shipping and handling costs was mainly attributable to the economies of scale as the substantial increase of sales has brought down the unit cost of shipping and handling.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.63 million, or 156.11%, to approximately $1.03 million for the three months ended March 31, 2008, from approximately $0.40 million for the same period of 2007. As a percentage of revenues, other selling, general and administrative expenses increased to 5.33% for the three months ended March 31, 2008 from 4.54% for the same period of 2007. The percentage increase of other selling, general and administrative expenses was mainly attributable to the increase of our listing expenses, research and development expenses, and the startup expenses of Hengyang Ritar. Furthermore, our significantly expanded scale of operations also resulted in the increase of other selling, general and administrative expenses.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $0.46 million or 98.14%, to approximately $0.93 million for the three months ended March 31, 2008, from approximately $0.47 million for the same period of 2007. Income before income taxes and minority interest as a percentage of revenues decreased to 4.80% for the three months ended March 31, 2008 from 5.29% for the same period of 2007. The percentage decrease was mainly attributable to the provision of $0.96 million of the make good provisions for the three months ended 2008. Except for the provision of such expenses, income before income taxes and minority interest as a percentage of revenues increased to 9.81% for the three months ended March 31, 2008 from 5.29% for the same period of 2007. The percentage increase was mainly attributable to the decreased costs of sales and operating expenses as a percentage of revenues as discussed above.

Income Taxes. Income taxes increased approximately $0.35 million to approximately $0.41 million for the three months ended March 31, 2008, from approximately $0.05 million for the same period of 2007. We paid more taxes in the first quarter of 2008 mostly because of the increased income before income taxes and minority interests during the three months ended March 31, 2008 compared to the same period of 2007. In addition, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 from 7.5% in 2007.

Net Income. Net income increased approximately $0.11 million, or 28.30%, to approximately $0.53 million for the three months ended March 31, 2008, from approximately $0.42 million for the same period of 2007. The increase of net income was mainly attributable to the factors as discussed above.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents of approximately $4.6 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Three Months Ended
	2008	2007
	(Dollars in thousands)

Net cash used in operating activities	(2,164)	(2,040)
Net cash provided (used in) investing activities	(1,248)	707
Net cash provided by financing activities	3,045	9,886
Net cash inflow/(outflow)	(176)	8,588

Operating Activities

Net cash used in operating activities was approximately $2.16 million for the three months ended March 31, 2008, while during the same period of 2007 we used approximately $2.04 million net cash in operating activities. The change of cash used in operating activities was mainly attributable to our increased accounts receivable and inventories with increases by $2.3 million and $2.4 million, respectively, and a decrease of $1.7 million of bills payable during the first quarter of 2008 compared to the year-end of 2007. These increases of cash outflows were partly offset by the decrease of advance to suppliers of $2.15 million.

The company issued bills payable to settle the purchase of raw materials. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest-free with maturity of three to six months from date of issuance.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $1.25 million, which is an increase of approximately $1.96 million from net cash provided by investing activities of approximately $0.7 million for the same period of 2007. The increase of cash used in investing activities was mainly due to the increase of payments to acquire property, plant and the equipment in Shenzhen and Hengyang Ritar where we constructed several new production lines to meet more orders from our clients.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $3.04 million, which is a decrease of approximately $6.84 million from approximately $9.89 million net cash provided by financing activities during the same period of 2007. The decrease of the cash provided by financing activities was mainly attributable to that we did not have significant financing activities except an increase of $1.6 million in short term loans during the first quarter of 2008 compared to year-end of 2007. During the same period of 2007, we had approximately $10.41 million in net proceeds from the private placement transaction in February 2007.

Loan Facilities

As of March 31, 2008, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Citibank (China) Co.	$0.16	January 28, 2008	April 28, 2008	3 months

Citibank (China) Co.	$0.36	January 28, 2008	April 28, 2008	3 months

Citibank (China) Co.	$0.28	January 28, 2008	April 28, 2008	3 months

Citibank (China) Co.	$0.71	February 8, 2008	May 8, 2008	3 months

Citibank (China) Co.	$0.43	February 8, 2008	May 8, 2008	3 months

Citibank (China) Co.	$0.28	March 20, 2008	July 20, 2008	4 months

Citibank (China) Co.	$0.28	March 20, 2008	June 20, 2008	3 months

Citibank (China) Co.	$0.28	March 20, 2008	June 20, 2008	3 months

Citibank (China) Co.	$0.43	March 20, 2008	June 20, 2008	3 months

DBS Bank	$1.12	-	-	-

DBS Bank	$0.38	-	-	-

DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.14	December 4, 2006	December 4, 2008	2 years

Department of Science and Technology of Bao An	$0.14	December 20, 2007	December 20, 2009	2 years

Total	$4.99

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

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $3.22 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had three types of annual interest rates: 6%, 7% and 10%. Among these loans, $1.94 million was paid off by May 8, 2008 and the remaining will be paid off by July 20, 2008.

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

During the first quarter of 2008, we also utilized $1.12 million and $0.38 million banking facilities of the accounts receivable factoring and packing loan on letter of credits from DBS Bank, respectively. These facilities do not have definitive terms of loan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2008:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt obligations	$4,991	$4,715	$276	-	-
Operating lease obligations	1,234	752	482	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$6,225	$5,467	$758	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2008.

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

•
Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2008 and 2007, research and development costs expensed to operating expenses were approximately $115,559, and $57,966, respectively.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

We experience ramped up sales caused by seasonal surges in client demand with respect to our UPS products, we usually capitalize on this seasonality and carefully plan in advance of the seasonality peak.

Sales of our UPS products generally increase from May to November of each year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Zhenghua Cai, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Hu and Mr. Cai concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2008, we made no unregistered sales of our equity securities.

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

DATED: May 15, 2008

CHINA RITAR POWER CORP.

By: /s/ Jiada Hu
Jiada Hu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhenghua Cai
Zhenghua Cai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.