Form 10-Q
period 2008-06-30
China Ritar Power Corp.
filed 2008-08-14
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,134,992

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-26

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$4,673,560	$4,775,562
Accounts receivable, net of allowances of $898,175 and $462,228 (Note 5)	20,902,847	12,042,973
Inventories (Note 6)	18,502,959	11,850,682
Advance to supplier	1,540,516	3,328,039
Other current assets (Note 7)	1,028,885	577,493
Restricted cash (Note 8)	3,967,861	5,857,637

Total current assets	50,616,628	38,432,386

Property, plant and equipment:
Property, plant and equipment, net (Note 9)	9,800,156	6,274,103
Intangible assets, net	16,357	18,083
Land use right (Note 10)	478,912	451,456
Due from related parties (Note 11)	12,937	206,175

Total assets	$60,924,990	$45,382,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,764,048	$10,878,649
Income and other tax payable (Note 13)	1,639,536	1,168,938
Accrued salaries	224,361	300,552
Bills payable (Note 8)	1,964,551	4,012,797
Other current liabilities (Note 14)	2,740,033	1,939,708
Current portion of long term debt (Note 16)	90,951	170,903
Short term loans (Note 15)	6,843,329	3,089,922

Total current liabilities	31,266,809	21,561,469

Long-term liabilities:
Long-term loans (Note 16)	145,523	136,722
	145,523	136,722

Total liabilities	31,412,332	21,698,191

Minority interest in consolidated subsidiaries (Note 17)	12,385	28,058
Commitments and contingencies(Note 21)

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,134,992 and 19,000,996 shares issued and outstanding	19,135	19,001
Additional paid-in capital	17,296,026	15,343,481
Retained earnings	9,160,372	6,889,145
Accumulated other comprehensive income	3,024,740	1,404,327

Total stockholders’ equity	29,500,273	23,655,954

Total liabilities and stockholders’ equity	$60,924,990	$45,382,203

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$50,072,786	$21,252,607	$30,818,230	$12,424,416

Cost of sales	40,024,724	16,951,216	24,804,007	9,745,152

Gross profit	10,048,062	4,301,391	6,014,223	2,679,264
Operating expenses
Salaries	2,476,885	611,855	1,266,032	342,607
Sales commission	456,355	234,518	277,205	108,309
Shipping and handling cost	702,532	419,206	413,477	241,739
Other selling, general and administrative expenses	2,280,754	1,175,353	1,254,168	774,804

	5,916,526	2,440,932	3,210,882	1,467,459

Operating profit	4,131,536	1,860,459	2,803,341	1,211,805

Other income and (expenses)
Interest income	79,138	16,524	33,356	11,294
Other income	219	118	219	118
Finance charges	(346,170)	(109,245)	(203,937)	(24,929)
Foreign currency exchange loss	(532,123)	(149,046)	(225,862)	(46,199)
Other expenses	(5,316)	-	(4,588)	-

Other (expenses)	(804,252)	(241,649)	(400,812)	(59,716)

Income before income taxes and minority interests	3,327,284	1,618,810	2,402,529	1,152,089

Income taxes	(1,072,869)	(213,568)	(667,969)	(162,891)

Income before minority interests	2,254,415	1,405,242	1,734,560	989,198

Minority interests share in loss	16,812	3,864	2,576	3,629

Net income	2,271,227	1,409,106	1,737,136	992,827

Other comprehensive income
Foreign currency translation adjustment	1,620,413	419,717	631,171	365,932

Comprehensive income	$3,891,640	$1,828,823	$2,368,307	$1,358,759

Earnings per share:
- Basic	$0.12	$0.08	$0.09	$0.05
-Diluted	$0.12	$0.08	$0.09	$0.05

Weighted average number of shares outstanding:
- Basic	19,120,123	17,116,255	19,127,701	18,968,132
- Diluted	19,557,863	18,298,639	19,536,064	20,544,363

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2006	11,694,663	$11,695	$954,731	$4,246,938	$51,360	$5,264,724
Recapitalization – reverse merger	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-	-	12,250,000
Cost of raising capital	-	-	(1,835,952)	-	-	(1,835,952)
Share issued in placement agent at $2.14 per share	135,295	135	289,396	-	-	289,531
Cost of raising capital in placement agent	-	-	(289,531)	-	-	(289,531)
Stock-based compensation – make good provision	-	-	3,853,401	-	-	3,853,401
Net income for the year	-	-	-	2,642,207		2,642,207
Foreign currency translation difference	-	-	-	-	1,352,967	1,352,967
Share issued for warrants exercised	46,729	47	128,560	-	-	128,607

Balance at December 31, 2007 – audited	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$23,655,954

Issuance of common stock with cashless exercise of warrants	124,651	125	(125)	-	-	-
Issuance of common stock by exercise of warrants at $2.78	9,345	9	25,970	-	-	25,979
Stock-based compensation –make good provision	-	-	1,926,700	-	-	1,926,700
Net income for the period	-	-	-	2,271,227	-	2,271,227
Foreign currency translation difference	-	-	-	-	1,620,413	1,620,413

Balance at June 30, 2008 - unaudited	19,134,992	$19,135	$17,296,026	$9,160,372	$3,024,740	$29,500,273

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June, 30
	2008	2007
	(unaudited)	(unaudited)
Operating activities
Income for the period	$2,271,227	$1,409,106
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	404,631	252,463
Amortization of land use right	1,579	-
Allowance of bad debts-Accounts receivable	181,756	95,489
Allowance of bad debts-Other receivable	-	4,003
Allowances for slowing moving items	77,761	-
Stock based compensation – make good provision	1,926,700	-
Minority interests	(16,812)	(3,864)
Changes in non-cash operating working capital items:
Accounts receivables	(8,103,050)	(1,660,405)
Inventories	(5,828,807)	(6,114,262)
Advance to suppliers	1,907,593	-
Other current assets	(282,735)	(527,856)
Accounts payable	6,118,630	156,226
Income tax and other tax payable	273,241	229,303
Accrued salaries	(90,148)	48,151
Bills payable	(2,220,795)	-
Other current liabilities	646,306	332,751
Net cash used in operating activities	(2,732,923)	(5,778,895)

Investing activities
Loan to related parties	203,746	279,884
Proceeds from fixed assets	-	373
Purchase of equipment	(3,449,034)	(838,171)
Net cash (used in) investing activities	(3,245,288)	(557,914)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952, $317,319 of which were prepaid	-	10,414,048
Proceeds from exercises of warrants	25,979	128,607
Proceeds from other loan borrowings	85,811	-
Proceeds from bank borrowings	12,390,101	-
Repayment of other loan borrowings	-	(215,180)
Repayment of bank borrowings	(9,102,964)	(1,917,667)
Deferred offering costs	-	319,019
Restricted cash	2,186,637	1,132,678
Net cash provided by financing activities	5,585,564	9,861,505

Effect of exchange rate changes in cash	290,645	72,758

Net (decrease) increase in cash and cash equivalents	(102,002)	3,597,454

Cash and cash equivalents, beginning of the period	4,775,562	954,843

Cash and cash equivalents, end of the period	$4,673,560	$4,552,297

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest paid	$150,459	$80,291
Income taxes paid	$551,239	$92,682

Non-cash financing activities:
Issuance of common stock for cashless exercise of warrants	$125	$-
Share issued for placement agents	-	289,531
Deferred offering costs	$-	$319,019
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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements -Continued

Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar Power Co., Limited (“Shanghai Ritar”) was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements -Continued

Hengyang Ritar Power Co., Limited

On April 20, 2007, Shenzhen Ritar invested $2,500,000 (RMB20,000,000) into a newly-formed wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC. From July 2007 to June 2008, Shenzhen Ritar invested a total RMB50,000,000 into Hengyang Ritar in 5 separate RMB10,000,000 transactions. As of June 30, 2008, Shenzhen Ritar invested $10,186,560 (RMB70,000,000) into Hengyang Ritar. Hengyang Ritar’s principal activity is to manufacture and sell plate and lead-acid battery and it commenced its business on April 27, 2008.

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

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R does not apply to the accompanying consolidated financial statements at June 30, 2008 and December 31, 2007.

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

Trade accounts receivable– Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Buildings	30 years
Leasehold improvement	5 years
Plant and machinery	5 years – 10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2008 and 2007, research and development costs expensed to operating expenses were approximately $234,535 and $146,953 respectively and $118,976 and $88,987 for the three months ended June 30, 2008 and 2007 respectively.

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $0 and $7,225 for the six months ended June 30, 2008 and 2007 respectively and $0 and $6,131 for the three months ended June 30, 2008 and 2007 respectively.

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

The Company based on the experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses. During the six months ended June 30, 2008 and 2007, the Company has provided warranty expenses amounting to approximately $150,577 and $32,749 respectively and $54,839 and $8,558 for the three months ended June 30, 2008 and 2007 respectively which are included in its selling expenses. (see Note 23).

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

June 30, 2008
Balance sheet	RMB6.8718 to US$1.00
Statement of income and comprehensive income	RMB6.9696 to US$1.00

December 31, 2007
Balance sheet	RMB7.3141 to US$1.00
Statement of income and comprehensive income	RMB7.7714 to US$1.00

June 30, 2007
Balance sheet	RMB7.6248 to US$1.00
Statement of income and comprehensive income	RMB7.6891 to US$1.00

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in operating expenses. During the six months ended June 30, 2008 and 2007 shipping and handling costs expensed to other selling, general and administrative expenses were $702,532 and $419,206 respectively and $413,477 and $241,739 for the three months ended June 30, 2008 and 2007 respectively.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	June 30	December 31
	2008	2007

Cash at bank	$4,544,985	$4,733,428
Cash on hand	128,575	42,134

Total	$4,673,560	$4,775,562

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of June 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	June 30	December 31
	2008	2007

Accounts receivable – pledged to banks	$983,729	$233
Accounts receivable – others	20,817,293	12,713,067
	21,801,022	12,713,300
Less: allowances for doubtful accounts	(898,175)	(670,327)
Total	$20,902,847	$12,042,973

Concentrations in accounts receivable - At June 30, 2008 five customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $5,853,848 representing 28% of total accounts receivable in aggregate. At December 31, 2007 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,640,979 representing 30% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At June 30, 2008 and December 31, 2007, the financing charge amounted to 1.2 times of the PRC prime rate on the receivables assigned.

The Company pledged account receivables as short term financing. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of accounts receivable pledged to banks at June 30, 2008 and December 31, 2007 were $983,729 and $233 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories by major categories are summarized as follows:

	June 30	December 31
	2008	2007

Raw materials	$4,133,403	$1,609,307
Work in progress	2,609,515	5,138,735
Finished goods	12,119,795	5,366,005

	18,862,713	12,114,047
Less: allowances for slowing moving items	(359,754)	(263,365)

Total	$18,502,959	$11,850,682

7. Other Current Assets

Other current assets consist of the following:

	June 30	December 31
	2008	2007

Note receivables	$29,104	$53,322
Advance to staff and deposit, net of allowances for bad debts of $105,741 and $99,346	876,667	524,171
Value added tax receivable	123,114	-

Total	$1,028,885	$577,493

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Restricted Cash and bills payable

Restricted cash consists of the following:

	June 30	December 31
	2008	2007

Bank deposit held as collateral for bank loan and bills payable	$3,967,861	$5,857,637

	$3,967,861	$5,857,637

At June 30, 2008 and December 31, 2007, restricted cash of $3,967,861 and $5,857,637 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15)

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that must be guaranteed by a bank acceptable to the supplier. The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar Power Co., Ltd.(“Shenzhen Ritar”), has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch (the “Bank”). Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $2 million. The Company is required to place a bank deposit for the guarantee. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30	December 31
	2008	2007

At cost:
Leasehold improvement	$31,613	$82,912
Plant and machinery	10,494,322	6,587,047
Furniture, fixtures and equipment	293,552	211,324
Motor vehicles	1,030,236	930,244

Total	11,849,723	7,811,527

Less: accumulated depreciation	(2,049,567)	(1,537,424)
Net book value	$9,800,156	$6,274,103

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

During the six months ended June 30, 2008, depreciation expenses amounted to $404,631 among which $310,911, $66,644 and $27,076 were recorded as cost of sales, selling expense and administrative expense respectively.

During the six months ended June 30, 2007, depreciation expenses amounted to $252,463 among which $218,779, $24,272 and $9,412 were recorded as cost of sales, selling expense and administrative expense respectively

During the three months ended June 30, 2008, depreciation expenses amounted to $216,614 among which $165,410, $33,905 and $17,299 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended June 30, 2007, depreciation expenses amounted to $131,395 among which $110,991, $14,076 and $6,328 were recorded as cost of sales, selling expense and administrative expense respectively.

10. Land Use Right

	June 30	December 31
	2008	2007

Right to use land	$480,513	$451,456
Accumulated amortization	(1,601)	-

	$478,912	$451,456

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As Hengyang Ritar is newly established and commenced its business during three months ended June 30, 2008, amortization of land use right charged to operations were $1,579 and $0 for the six months ended June 30, 2008 and 2007 respectively and $1,579 and $0 for the three months ended June 30, 2008 and 2007 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows:

Year
2008	4,335
2009	8,670
2010	8,670
2011	8,670
2012	8,670

39,015

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Amounts Due From Related Parties

Amount due from related parties consist of the following:

	June 30	December 31
	2008	2007

Amount due from related parties
Mr. Jiada Hu	$-	$164,499
Mr. Jianjun Zeng	12,937	41,676

Total	$12,937	$206,175

The amounts due from related parties as of June 30, 2008 and December 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions - Continued

(b) Summary of related party transactions

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007

Salary paid to Directors:
Mr. Jiada Hu	$30,887	$24,394	$18,637	$17,445
Mr Bin Liu	6,004	5,508	3,013	2,806
Ms Henying Peng	9,606	8,813	4,821	6,034
Mr Jianhan Xu	6,004	5,508	3,013	2,806
Mr Jianjun Zeng	12,865	11,804	6,457	7,172
Mr Hongwei Zhu	6,004	5,508	3,013	2,806

Total	$71,370	$61,535	$38,954	$39,069

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	June 30	December 31
	2008	2007

Value added tax payable	$-	$130,862
Income tax payable (see Note 18)	1,603,103	1,008,050
Individual Income withholding tax payable	8,286	7,692
Other taxes payable	28,147	22,334

Total	$1,639,536	$1,168,938

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Other Current Liabilities

Other current liabilities consist of the following:

	June 30	December 31
	2008	2007

Advance from customers	1,911,485	1,178,533
Accrued Warranty	272,677	136,803
Other payable and accrued expenses	$555,871	$624,372

Total	$2,740,033	$1,939,708

15. Short Term Loans

As of June 30, 2008 and December 31, 2007, the Company has the following short-term bank loans:

	June 30	December 31
	2008	2007

Loans repayable within one year	$6,843,329	$3,089,922

Short-term loans as of June 30, 2008 and December 31, 2007 consist of the following:

			Secured	June 30	December 31
Banker	Loan period	Interest rate	by	2008	2007

(1) Citibank	2008-04-24 to 2008-07-23	6%	Deposit	$160,074	$150,395
(2) Citibank	2008-04-24 to 2008-07-23	6%	Deposit	363,806	341,806
(3) Citibank	2008-04-24 to 2008-07-23	6%	Deposit	291,044	273,444
(4) Citibank	2008-04-30 to 2008-07-29	7%	Deposit	727,611	683,611
(5) Citibank	2008-04-30 to 2008-07-29	7%	Deposit	436,567	410,167
(6) Citibank	2008-04-30 to 2008-07-29	7%	Deposit	291,045	273,444
(7) Citibank	2008-06-11 to 2008-09-11	10%	Deposit	291,045	273,444
(8) Citibank	2008-06-11 to 2008-09-11	10%	Deposit	291,045	273,444
(9) Citibank	2008-06-11 to 2008-09-11	10%	Deposit	436,566	410,167
(10) DBS Bank	-	PRC government defined lending rate plus 30% of that rate	Accounts Receivable	983,729	-
(11) DBS Bank	-	PRC government defined lending rate plus 30% of that rate	Letter of Credit	2,570,797	-

				$6,843,329	$3,089,922

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Short Term Loans - Continued

(1)	A short term loan of $160,074 is credited from Citibank with an interest rate of 6% and secured by deposit.

(2)	A short term loan of $363,806 is credited from Citibank with an interest rate of 6% and secured by deposit.

(3)	A short term loan of $291,044 is credited from Citibank with an interest rate of 6% and secured by deposit.

(4)	A short term loan of $727,611 is credited from Citibank with an interest rate of 7% and secured by deposit.

(5)	A short term loan of $436,567 is credited from Citibank with an interest rate of 7% and secured by deposit.

(6)	A short term loan of $291,045 is credited from Citibank with an interest rate of 7% and secured by deposit.

(7)	A short term loan of $291,045 is credited from Citibank with an interest rate of 10% and secured by deposit.

(8)	A short term loan of $291,045 is credited from Citibank with an interest rate of 10% and secured by deposit.

(9)	A short term loan of $436,566 is credited from Citibank with an interest rate of 10% and secured by deposit.

(10)
A short term loan of $983,729 is credited from DBS Bank who offered factoring facilities on accounts receivable to the Company, with an interest rate of PRC government defined lending rate plus 30% of that rate, and secured by accounts receivable.

(11)
A short term loan of $2,570,797 is credited from DBS Bank who offered packing loan on Letter of Credit to the Company, with an interest rate of PRC government defined lending rate plus 30% of that rate, and secured by Letter of Credit.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Long-Term Loans

As of June 30, 2008 and December 31, 2007, the Company has the following long-term loans:

	June 30	December 31
	2008	2007

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	90,951	170,903

Other borrowing from Department of Science and Technology of Bao An is financed for $145,523 with interest free from 2007-12-20 to 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	145,523	136,722

Total loans	236,474	307,625
Less: current portion	(90,951)	(170,903)

Long-term loans, less current portion	$145,523	$136,722

Future maturities of long-term loans are as follows as of December 31,

2008	90,951
2009	145,523

Total	$236,474

17. Minority Interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of June 30, 2008 and December 31, 2007, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control. At December 31, 2005, the Company owned 75% of Shanghai Ritar’s capital stock and 60% of Shenzhen Ribitar’s capital stock, representing 75% and 60% voting control, respectively.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

The 5% equity interest of Shanghai Ritar in 2008, 2007 and 2006 and the 25% of equity interest of Shanghai Ritar, 40% equity interest of Shenzhen Ribitar in 2005 that are not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the June 30, 2008 and December 31, 2007 Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the six months ended June 30, 2008 and 2007 are 34%.

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

Hengyang Ritar commenced its business on April 27, 2008 and is subject to an income tax rate of 25%.

Huizhou Ritar did not commence business for the six months ended June 30, 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2008.

The provision for income taxes consists of the following:

	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007

Current tax
- PRC	$1,072,869	$213,568	$667,969	$162,891
- Deferral tax provision	-	-	-	-

Total	1,072,869	213,568	$667,969	$162,891

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Common Stock and Warrant Transactions

A) Common stock

During the three months ended March 31, 2008, the Company issued 124,651 Common stock for the cashless exercise of 163,550 warrants.

During the three months ended June 30, 2008, the Company issued 9,345 Common stock by exercise of warrants at $2.78.

The total number of common stock outstanding as of June 30, 2008 was 19,134,992.

B) Warrant

In 2007, the Company completed a private placement pursuant to which the Company issued and sold 5,724,292 shares of its common stock to certain investors. In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of the Company’s common stock at $2.78 per share. In connection with this private placement, the Company paid the placement agent, Roth Capital Partners, LLC, a placement agency fee of $600,249 and the Company issued to the placement agent a warrant for the purchase of 286,215 shares of the Company’s common stock with the exercise price of $2.14 per share. In 2007 two investors exercised their warrant right and acquired 46,729 shares for $2.78 per share.

On January 4, 2008, two investors exercised 135,513 cashless warrants for the issuance of 103,668 common shares.

On February 12, 2008, an investor exercised 28,037 cashless warrants for the issuance of 20,983 common shares.

On June 11, 2008, an investor exercised 9,345 warrants at $2.78 and $25,979 proceeds from issuance of common shares recorded under statement of cashflows.

The total number of warrants outstanding as of June 30, 2008 was 1,384,337.

Warrant	No of warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,557,232	2.66	2.17	6,493,657

Granted	-	-	-	-

Exercised	172,895	2.78	-	-

Outstanding at June 30, 2008	1,384,337	2.65	1.67	1,564,301

Exercisable at June 30, 2008	1,384,337	2.66	1.67	1,564,301

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

For fiscal year 2008, China Ritar is expected to achieve its net income thresholds for 2008, $1,926,700 and $963,350 compensation expenses was recorded for the six and three months ended June 30, 2008 respectively.

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

December 31,

2008	$403,575
2009	369,544
2010	126,491

Total minimum lease payments	$899,610

During the six months ended June 30, 2008, rent expenses amounted to $421,640, amount which $329,762, $76,794 and $15,084 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the six months ended June 30, 2007, rent expenses amounted to $185,044, amount which $145,524, $29,897 and $9,623 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended June 30, 2008, rent expenses amounted to $225,648, amount which $175,020, $35,544 and $15,084 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended June 30, 2007, rent expenses amounted to $83,987, amount which $72,317, $7,088 and $4,582 were recorded as cost of sales, administrative expense and selling expense, respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $120,737 and $87,805 for the six months ended June 30, 2008 and 2007 respectively and $46,443 and $53,196 for the three months ended June 30, 2008 and 2007 respectively.

23. Warranty

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary. The warranty liability is included in other current liabilities in the accompanying balance sheet.

The Provision for warranty is as below:

	June 30 2008	December 31 2007

Item
Opening balance	$136,803	$125,414
Warranty provision accrued	150,577	222,620
Paid during warranty period	(14,703)	(211,231)
Closing balance	$272,677	$136,803

24. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007

Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	3%	12%	2%	11%
Zhejiang Xin Yue Shen Electric Vehicle Co., Ltd.	-	11%	-	10%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007

Quanzhou City Kaiying Power Company Limited	16%	19%	14%	12%
Anxi Min Hua Dianchi Company Limited	24%	2%	28%	3%
Fu Jian Da Hua Company Limited	3%	19%	5%	10%
Fu Jian Quan Zhou Huarui Power Company Limited	5%	27%	4%	27%
Zhongshan Shi Bao Li Xu Battery Company Limited	17%	8%	14%	8%

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Six months ended		Three months ended
	June 30		June 30
	2008	2007	2008	2007

PRC	$14,677,931	$11,497,207	$10,479,512	$6,500,221
Outside PRC
- Hong Kong	1,218,823	911,479	503,962	139,966
- Germany	5,290,566	2,808,665	2,769,570	2,088,769
- United States of America	2,424,365	460,797	668,472	376,162
- India	4,725,343	671,569	2,532,072	398,876
- Italy	1,767,221	128,656	740,068	685
- Australia	2,748,261	724,698	1,645,959	556,086
- Brazil	2,636,812	-	2,007,368	-
- other countries, less than 5% of total sales individually	14,583,465	4,049,536	9,471,247	2,363,651
Total sales outside PRC	35,394,856	9,755,400	20,338,718	5,924,195

Total revenue	$50,072,787	$21,252,607	$30,818,230	$12,424,416

Other countries are: United Arab Emirates, New Zealand, Argentina, Papua New Guinea, Turkey, Israel, Peru, Thailand, Serbia, Yugoslavia, Australia, Lebanon, South Korea, United Kingdom, Mexico, Canada, Czech, Slovak, Chile, France, Macao, Poland, Georgia, Ireland, Norway, Hungary, Philippines, Denmark, Colombia, Indonesia, Russia, Finland, Egypt, Latvia, Bangladesh, Sri Lanka, Uzbekistan, Ukraine, Japan, Afghanistan, Albania, Algeria, Azerbaijan, Costa Rica, Kazakhstan, Malaysia, Greece, Pakistan and Nigeria.

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

Certain Terms

Except as otherwise indicated by the context, all references in this quarterly report to (i) “Ritar,” the “Company,” “we,” “us” or “our” are to China Ritar Power Corp., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Ritar BVI” are to our subsidiary Ritar International Group Limited, a British Virgin Islands corporation; (iii) “Shenzhen Ritar” are to our subsidiary Shenzhen Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Shanghai Ritar” are to our subsidiary Shanghai Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Hengyang Ritar” are to our subsidiary Hengyang Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (vi) Huizhou Ritar are to our subsidiary Ritar Power (Huizhou) Co., Ltd., a corporation incorporated in the People’s Republic of China; (vii) “Securities Act” are to the Securities Act of 1933, as amended; (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (ix) “RMB” are to Renminbi, the legal currency of China; (x) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “China” and “PRC” are to the People’s Republic of China; (xii) “BVI” are to the British Virgin Islands; and (xiii) “SEC” are to the United States Securities and Exchange Commission.

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

Our client base primarily includes international uninterruptible power source, or UPS, manufacturers, including OKIN Gesellschaft fur Antriebstechnik mbH, Phoenixtec Electronics (Shenzhen) Co. Ltd and SSB Battery Service GmbH, and telecommunications operators such as China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A majority of our products are sold outside of China, with overseas sales accounting for 66.0% of our total revenue for the second quarter of 2008. Our major export markets are Germany, India, Italy, Australia, the United States and Brazil.

We recently completed the construction of the first phase of our new technical and manufacturing complex at Hengyang Ritar. The lead acid battery production at this facility began at the end of April 2008. Our total current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. Through our manufacturing facilities located in Shenzhen, Shanghai and Hengyang, we currently have 17 lead acid battery production lines that are operational. Eleven of them are located at Shenzhen, three of them are located at Shanghai and the remaining three are located at Hengyang.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Recent Developments

On July 30, 2008,Hengyang Ritar began production of lead plates. Two new lead-acid battery production lines also commenced production at Hengyang Ritar on July 30, 2008. The two new lead-acid battery production lines bring the total number of such lines at Hengyang Ritar to five, which will approximately double the Company’s lead-acid battery production capacity relative to 2007 levels. It is expected that over the next three years expansion at Hengyang Ritar will increase our overall battery production capacity to a level four times that of 2007.

On August 4, 2008, our board of directors, or the Board, elected Messrs. Jianjun Zeng, Charles Mo, Yaofu Tang, and Xiongjie Wang as directors of the Company. The Board has determined that each of Messrs. Mo, Wang and Tang is an “independent director,” or the Independent Director, as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. The Board of the Company also established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee and appointed each of the Independent Directors to each committee. Mr. Mo was appointed as the Chair of the Audit Committee, Mr. Tang was appointed as the Chair of the Compensation Committee and Mr. Wang was appointed as the Chair of the Governance and Nominating Committee.

On the same day, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the Independent Directors pursuant to which the Company agreed to pay Mr. Mo an annual fee of $12,000, Mr. Tang an annual fee of $10,000 and Mr. Wang an annual fee of $10,000. For additional information regarding the appointment of our new directors, please see our current report on Form 8-K filed on August 5, 2008 and the exhibits attached thereto.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services and growth in our revenues and net income during the second fiscal quarter of 2008.

The following are some financial highlights for the second quarter of 2008:

•	Revenues: Our revenues were $30.8 million for the second quarter of 2008, an increase of 148.1% from the same quarter of last year.

•	Gross Margin: Gross margin was 19.5% for the second quarter of 2008, as compared to 21.6% for the same period in 2007.

•	Operating Profit: Operating profit was $2.8 million for the second quarter of 2008, an increase of 131.3% from $1.2 million of the same period last year.

•	Net Income: Net income was $1.7 million for the second quarter of 2008, an increase of 75.0% from the same period of last year.

•	Fully diluted earnings per share was $0.09 for the second quarter of 2008.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, such as the cost of our raw materials, employee remuneration for staff engaged in production activities, and related expenses that are directly attributable to the production of products.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States and is subject to United States tax law. No provisions for income taxes have been made as the Company has no taxable income for the second quarter of 2008.

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

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004. For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to EIT at a rate of 15%. From 2008, Shenzhen Ritar will be charged on preferential EIT rate at 18% which is determined by the Chinese tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while its tax rate is 25% in 2008.

Hengyang Ritar commenced its business on April 27, 2008 and is subject to an income tax rate of 25%.

Huizhou Ritar did not have business operations during the second quarter of 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	30,818	100%	12,424	100%
Cost of Sales	(24,804)	(80.48)%	(9,745)	(78.44)%

Gross Profit	6,014	19.52%	2,679	21.56%

Operating Expenses
Salaries	(1,266)	(4.11)%	(343)	(2.76)%
Sales Commission	(277)	(0.90)%	(108)	(0.87)%
Shipping and handling cost	(413)	(1.34)%	(242)	(1.95)%
Other selling, general and administrative expenses	(1,254)	(4.07)%	(775)	(6.24)%
	(3,211)	(10.42)%	(1,467)	(11.81)%

Operating Profit	2,803	9.10%	1,212	9.75%

Other Income and (Expenses)
Interest Income	33	0.11%	11	0.09%
Other income	-	-	-	-

Finance charges	(204)	(0.66)%	(25)	(0.20)%
Foreign currency translation loss	(226)	(0.73)%	(46)	(0.37)%
Other expenses	(5)	(0.01)%	-	-

Other income (expenses)	(401)	(1.30)%	(60)	(0.48)%

Income before income taxes and minority interests	2,403	7.80%	1,152	9.27%

Income taxes	(668)	(2.17)%	(163)	(1.31)%

Income before minority interests	1,735	5.63%	989	7.96%

Minority interests share in (profit) loss	3	0.01%	4	0.03%

Net income	1,737	5.64%	993	7.99%

Other comprehensive income (loss)
Foreign currency translation adjustments	631	2.05%	366	2.95%

Comprehensive income	2,368	7.68%	1,359	10.94%

Revenues. Revenues increased approximately $18.39 million, or 148.05%, to approximately $30.82 million for the three months ended June 30, 2008, from approximately $12.42 million for the same period in 2007. This increase was mainly attributable to the significant increase in sales of UPS and Telecom batteries in overseas markets during the period. We believe such sales increased as a direct result of active market strategies we adopted during this period. We have made significant efforts in exploring overseas sales and we successfully developed more overseas customers because of our quality and reputation in the industry. In addition, we expanded our production capacity as of July 30, 2008, so we believe that we will be able to fulfill more orders from both existing customers and new developed customers.

Cost of Sales. Our cost of sales increased approximately $15.06 million, or 154.53%, to approximately $24.80 million for the three months ended June 30, 2008, from approximately $9.75 million for the same period in 2007. This increase was due to a substantial increase of our sales volume from our new overseas customers. As a percentage of revenues, the cost of sales increased to 80.48% during the three months ended June 30, 2008 from 78.44% for the same period of 2007. Such increase of percentage was mainly attributable to the higher price of our raw materials compared to the same period of 2007. We increased our sales unit price approximately 10% to offset the increase in prices of raw materials, however, the percentage increase in our sales prices is lower than the percentage increase in the prices of raw materials.

Gross Profit. Our gross profit increased approximately $3.34 million, or 124.47% to approximately $6.01 million for the three months ended June 30, 2008 from approximately $2.68 million for the same period in 2007. Gross profit as a percentage of revenues was 19.52% for the three months ended June 30, 2008, a decline of 2.04% from 21.56% for the same period of 2007. The increase in gross profit was attributable to the increase in sales volume and an increase in average selling prices, which partially offset the effect of average price increases in raw materials. However, our gross profit as a percentage of revenues declined as a result of the increase in raw materials costs, all of which were not passed to our customers through higher product prices.

Salaries. Salaries increased approximately $0.92 million, or 269.53%, to approximately $1.27 million for the three months ended June 30, 2008 from $0.34 million for the same period in 2007. As a percentage of revenues, salaries increased to 4.11% for three months ended June 30, 2008 from 2.76% for the same period of 2007. The increase was mainly due to the provision for stock-based compensation of $0.96 million for this period that was required by the release of shares of our common stock to our CEO from escrow. For further information about our stock-based compensation charges, see “Stock-based compensation” below. We did not incur such charges in the same period of 2007. Other than such non-cash compensation charges, salaries as a percentage of revenues decreased to 0.98% for the three months ended June 30, 2008 from 2.75% for the same period of 2007. The percentage decrease was mainly attributable to a significant reduction of the staff of domestic sales team.

Stock-based compensation. Stock-based compensation was approximately $0.96 million for the three months ended June 30, 2008. We had no stock-based compensation in the same period of 2007. The increase of stock-based compensation was attributable to the provision of a “make good provision” expense for the three months ended June 30, 2008. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. We achieved our net income threshold for 2007. In the event that the minimum after tax net income thresholds for the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, and the shares arereleased back to the make good pledger, such release will be treated as an expense equal to the grant date fair value of the shares. Approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R for 2007. We will probably achieve the required net income thresholds for the full fiscal year 2008, therefore we have recorded a compensation expense of $0.96 million related to the make good provision for the three months ended June 30, 2008.

Sales Commission. Sales commission increased approximately $0.17 million, or 155.94%, to approximately $0.28 million for the three months ended June 30, 2008, from approximately $0.11 million for the same period of 2007. As a percentage of revenues, sales commission increased to 0.90% for the three months ended June 30, 2008 from 0.87% for the same period of 2007. During the three months ended June 30, 2008, we adopted active marketing strategies to promote our products and made significant effort to develop new customers, particularly overseas customers. Our efforts resulted in the significant increase in sales volume to new customers and sales commissions increased accordingly.

Shipping and handling cost. Shipping and handling cost increased approximately $0.17 million, or 71.04%, to approximately 0.41 million for the three months ended June 30, 2008, from approximately 0.24 million for the same period of 2007. The dollar increase of shipping and handling was mainly attributable to the significantly expanded sales for the three months ended June 30, 2008. As a percentage of revenues, shipping and handling cost declined to 1.34% for the three months ended June 30, 2008, from 1.95% for the same period of 2007. The percentage decrease of shipping and handling costs was mainly attributable to the economies of scale, as the substantial increase of sales has brought down the unit cost of shipping and handling.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.48 million, or 61.87%, to approximately $1.25 million for the three months ended June 30, 2008, from approximately $0.77 million for the same period of 2007. The dollar increase was mainly attributable to our expanded production and sales volume during this period. As a percentage of revenues, other selling, general and administrative expenses declined to 4.07% for the three months ended June 30, 2008 from 6.24% for the same period of 2007. The reduction was primarily the result of economies of scale due to the substantial increase of sales.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $1.25 million or 108.54%, to approximately $2.40 million for the three months ended June 30, 2008, from approximately $1.15 million for the same period of 2007. Income before income taxes and minority interest as a percentage of revenues decreased to 7.80% for the three months ended June 30, 2008 from 9.27% for the same period of 2007. The percentage decrease was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended June 30, 2008. Except for such non-cash charges, income before income taxes and minority interest as a percentage of revenues increased to 10.92% for the three months ended June 30, 2008 from 9.27% for the same period of 2007. The percentage increase was mainly attributable to the decreased operating expenses as a percentage of revenues as discussed above separately.

Income Taxes. Income taxes increased approximately $0.51 million to approximately $0.67 million for the three months ended June 30, 2008, from approximately $0.16 million for the same period of 2007. We paid more taxes in the second quarter of 2008 mostly because of the increased income before income taxes and minority interests during this period compared to the same period of 2007. Furthermore, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 while during the same period of 2007 it was 7.5%.

Net Income. Net income increased approximately $0.74 million, or 74.97% to approximately $1.74 million for the three months ended June 30, 2008 from approximately $0.99 million for the same period of 2007. The increase of net income was mainly attributable to the factors as discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	50,073	100%	21,253	100%
Cost of Sales	(40,025)	(79.93)%	(16,951)	(79.76)%

Gross Profit	10,048	20.07%	4,301	20.24%

Operating Expenses
Salaries	(2,477)	(4.95)%	(612)	(2.88)%
Sales Commission	(456)	(0.91)%	(235)	(1.10)%
Shipping and handling cost	(703)	(1.40)%	(419)	(1.97)%
Other selling, general and administrative expenses	(2,281)	(4.55)%	(1,175)	(5.53)%
	(5,917)	(11.82)%	(2,441)	(11.49)%

Operating Profit	4,132	8.25%	1,860	8.75%

Other Income and (Expenses)
Interest Income	79	0.16%	17	0.08%
Other income	-	-	-	-
Finance charges	(346)	(0.69)%	(109)	(0.51)%
Foreign currency translation loss	(532)	(1.06)%	(149)	(0.70)%
Other expenses	(5)	(0.01)%	-	-

Other income (expenses)	(804)	(1.61)%	(242)	(1.14)%

Income before income taxes and minority interests	3,327	6.64%	1,619	7.62%

Income taxes	(1,073)	(2.14)%	(214)	(1.00)%

Income before minority interests	2,254	4.50%	1,405	6.61%

Minority interests share in (profit) loss	17	0.03%	4	0.02%

Net income	2,271	4.54%	1,409	6.63%

Other comprehensive income (loss)
Foreign currency translation adjustments	1,620	3.24%	420	1.97%

Comprehensive income	3,892	7.77%	1,829	8.61%

Revenues. Revenues increased approximately $28.82 million, or 135.61% to approximately $50.07 million for the six months ended June 30, 2008 from approximately $21.25 million for the same period in 2007. This increase was mainly attributable to the great significant increase in sales of UPS and Telecom batteries in overseas markets during the period. We believe such sales increased as a result of active market strategies adopted by our sale department during this period. We have made significant efforts in exploring overseas sales and we successfully developed more overseas customers because of our quality and reputation in the industry. In addition, we expanded our production capacity, so we believe we will be able to fulfill more orders from both existing customers and new developed customers.

Cost of Sales. Our cost of sales increased approximately $23.07 million, or 136.12%, to approximately $40.02 million for the six months ended June 30, 2008 from approximately $16.95 million for the same period in 2007. This increase was due to a substantial increase of our sales volume. As a percentage of revenues, the cost of sales increased to 79.93% during the six months ended June 30, 2008 from 79.76% for the same period of 2007. Such increase of percentage was mainly attributable to the higher price of our raw materials during this period compared to the same period of 2007. We increased our sales unit price approximately 10% to offset the increase in prices of raw materials, however, the percentage increase in our sales prices is lower than the percentage increase in the prices of raw  materials.

Gross Profit. Our gross profit increased approximately $5.75 million, or 133.60% to approximately $10.05 million for the six months ended June 30, 2008 from approximately $4.30 million for the same period in 2007. Gross profit as a percentage of revenues was 20.07% for the six months ended June 30, 2008, a decrease of 0.17% from 20.24% for the same period of 2007. The increase in gross profit was attributable to the increase in sales volume and an increase in average selling prices, which partially offset the effect of average price increase in raw materials. However, our gross profit as a percentage of revenues declined as a result of the increase in raw materials costs, all of which were not passed to our customers through higher product prices.

Salaries. Salaries increased approximately $1.87 million, or 304.82% to approximately $2.48 million for the six months ended June 30, 2008 from $0.61 million for the same period in 2007. As a percentage of revenues, salaries increased to 4.95% for six months ended June 30, 2008 from 2.88% for the same period of 2007. The increase was mainly due to the provision for stock-based compensation of $1.93 million for this period that was required by the release of shares of our common stock to our CEO from escrow. We had no such stock-based compensation in the same period of 2007. Other than such non-cash compensation charges, salaries as a percentage of revenues decreased to 1.10% for the six months ended June 30, 2008 from 2.88% for the same period of 2007. The percentage decrease was mainly attributable to a significant reduction of the staff of domestic sales team.

Stock-based compensation. Stock-based compensation was approximately $1.93 million for the six months ended June 30, 2008. We had no stock-based compensation in the same period of 2007. The increase of stock-based compensation was attributable to the provision of a “make good provision” expense for the six months ended June 30, 2008. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and as a result, approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R. We will probably achieve the required net income thresholds for 2008 and we therefore have recorded $1.93 million as compensation expenses for the six months ended June 30, 2008.

Sales Commission. Sales commission increased approximately $0.22 million, or 94.59% to approximately $0.46 million for the six months ended June 30, 2008 from approximately $0.24 million for the same period of 2007. As a percentage of revenues, sales commission decreased to 0.91% for the six months ended June 30, 2008 from 1.10% for the same period of 2007. During the six months ended June 30, 2008, we mainly sold our products to our existing customers through our expanded production. We have established excellent longstanding customer relationships and have a good reputation in the battery industry. Therefore, we were able to pay a comparatively low commission rate to our sales agents for existing clients and we paid much commission for the sales agent related to the new customers compared with the first quarter 2008. As a result, our sales commissions during the six months ended June 30, 2008 did not increase proportionally as our sales increased.

Shipping and handling cost. Shipping and handling cost increased approximately $0.28 million, or 67.59%, to approximately 0.70 million for the six months ended June 30, 2008, from approximately 0.42 million for the same period of 2007. The dollar increase of shipping and handling was mainly attributable to the significantly expanded sales for the six months ended June 30, 2008. As a percentage of revenues, shipping and handling cost decreased to 1.40% for the six months ended June 30, 2008 from 1.97% for the same period of 2007. The percentage decrease of shipping and handling costs was mainly attributable to the economies of scale, as the substantial increase of sales has brought down the unit cost of shipping and handling.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $1.11 million, or 94.05% to approximately $2.28 million for the six months ended June 30, 2008 from approximately $1.18 million for the same period of 2007. As a percentage of revenues, other selling, general and administrative expenses decrease to 4.55% for the six months ended June 30, 2008 from 5.53% for the same period of 2007 for the economies of scale due to the substantial increase of sales.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $1.71 million or 105.54% to approximately $3.33 million for the six months ended June 30, 2008 from approximately $1.62 million for the same period of 2007. Income before income taxes and minority interest as a percentage of revenues decreased to 6.64% for the six months ended June 30, 2008 from 7.62% for the same period of 2007. The percentage decrease was mainly attributable to the stock-based compensation of $1.93 million related to the make good provisions for the six months ended June 30, 2008. Except for such non-cash charges, income before income taxes and minority interest as a percentage of revenues increased to 10.49% for the six months ended June 30, 2008 from 7.62% for the same period of 2007. The percentage increase was mainly attributable to the decreased operating expenses as a percentage of revenues as discussed above separately.

Income Taxes. Income taxes increased approximately $0.86 million to approximately $1.07 million for the six months ended June 30, 2008 from approximately $0.21 million for the same period of 2007. We paid more taxes during the sixth months of 2008 mostly because of the increased income before income taxes and minority interests during this period compared to the same period of 2007. Furthermore, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 while during the same period it was 7.5%.

Net Income. Net income increased approximately $0.86 million, or 61.18% to approximately $2.27 million for the six months ended June 30, 2008 from approximately $1.41 million for the same period of 2007. The increase of net income was mainly attributed to the factors as discussed above.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents of approximately $4.67 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended
	2008	2007
	(Dollars in thousands)

Net cash used in operating activities	(2,733)	(5,779)
Net cash used in investing activities	(3,245)	(558)
Net cash provided by financing activities	5,586	9,862
Net cash inflow/(outflow)	(102)	3,597

Operating Activities

Net cash used in operating activities was approximately $2.73 million for the six months ended June 30, 2008, while during the same period of 2007 we had approximately $5.78 million net cash used in operating activities. The change of cash used in operating activities was mainly attributable to an increase of approximately $2.79 million of our net income (excluding the non-cash $1.93 million in stock-based compensation expenses) for the six months ended June 30, 2008 compared to the same period of 2007. In addition, there was an increase of approximately $7.87 million in cash flow due to increases in accounts payable and declines in advances to suppliers during the six months ended June 30, 2008 compared to the same period of 2007. However, the decline of net cash used in operating activities was partly offset by increases in inventories, accounts receivable and bills payable.

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

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $3.25 million, which is an increase of approximately $2.69 million from net cash used in investing activities of approximately $0.56 million for the same period of 2007. The increase of cash used in investing activities was mainly due to a $3.53 million increase in payments to acquire property, plant and the equipment in our subsidiaries Shenzhen Ritar and Hengyang Ritar to build new production lines. Hengyang Ritar is a newly established subsidiary that commenced production in April 2008.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $5.59 million, which is a decrease of approximately $4.27 million from net cash provided by financing activities of approximately $9.86 million during the same period of 2007. Cash provided by financing activities declined period to period because we received approximately $10.71 million in proceeds from a private placement during the first six months of 2007, while we have not engaged in an equity financing during 2008. We have bank borrowings during the six months ended June 30, 2008 of approximately $3.29 million.

Loan Facilities

As of June 30, 2008, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Short Term Loans
Citibank (China) Co.	$0.16	April 24, 2008	July 23, 2008	3 months
Citibank (China) Co.	$0.36	April 24, 2008	July 23, 2008	3 months
Citibank (China) Co.	$0.29	April 24, 2008	July 23, 2008	3 months
Citibank (China) Co.	$0.73	April 30, 2008	July 29, 2008	3 months
Citibank (China) Co.	$0.44	April 30, 2008	July 29, 2008	3 months
Citibank (China) Co.	$0.29	April 30, 2008	July 29, 2008	3 months
Citibank (China) Co.	$0.29	June 11, 2008	September 11, 2008	3 months
Citibank (China) Co.	$0.29	June 11, 2008	September 11, 2008	3 months
Citibank (China) Co.	$0.44	June 11, 2008	September 11, 2008	3 months
Lines of Credit
DBS Bank	$2.57	-	-	-
DBS Bank	$0.98	-	-	-
Total amount recorded under Short term loans	$6.84
Long Term Loans
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.10	December 4, 2006	December 4, 2008	2 years
Department of Science and Technology of Bao An	$0.14	December 20, 2007	December 20, 2009	2 years

Total amount of bank loans	$7.08

On February 16, 2007, through a private placement, we raised about $12.25 million in gross proceeds, which left us with approximately $10.71million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. We plan to use approximately $5.55 million of the net proceeds to build new production lines and approximately $4.76 million as working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three to twelve month financing terms for different types of credit facilities covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollars, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $3.29 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had three types of annual interest rates: 6%, 7% and 10%. Among these loans, $2.27 million was paid off by July 29, 2008 and the remaining will be paid off by September 11, 2008.

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

During the second quarter of 2008, we drew an aggregate of approximately $2.20 million from DBS Bank pursuant to a credit facility agreement we entered into with DBS Bank. These revolving credit facilities do not have definitive terms.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2008:

(in thousands of U.S. dollars)

	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt obligations	$7,079	$6,934	$145	-	-

Operating lease obligations	900	404	496	-	-

Capital Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-

Total	$7,979	$7,338	$641	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2008.

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

•
Trade accounts receivable– Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent, which they are considered to be doubtful.

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

Buildings	30 years
Leasehold improvement	5 years
Plant and machinery	5 years – 10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

•
Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2008 and 2007, research and development costs expensed to operating expenses were approximately $234,535 and $146,953 respectively and $118,976 and $88,987 for the three months ended June 30, 2008 and 2007 respectively.

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

•
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

•
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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Zhenghua Cai, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Hu and Mr. Cai concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2008, we made no unregistered sales of our equity securities.

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

DATED: August 13, 2008

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