Form 10-Q
period 2008-09-30
China Ritar Power Corp.
filed 2008-11-13
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,134,992

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$3,723,965	$4,775,562
Accounts receivable, net of allowances of $1,208,391 and $670,327 (Note 5)	24,879,945	12,042,973
Inventories (Note 6)	22,944,858	11,850,682
Advance to supplier	1,922,308	3,328,039
Other current assets (Note 7)	1,406,042	577,493
Restricted cash (Note 8)	3,475,050	5,857,637

Total current assets	58,352,168	38,432,386

Property, plant and equipment:
Property, plant and equipment, net (Note 9)	12,855,833	6,274,103
Intangible assets, net	15,372	18,083
Land use right (Note 10)	482,257	451,456
Due from related parties (Note 11)	-	206,175

Total assets	$71,705,630	$45,382,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,422,291	$10,878,649
Income and other tax payable (Note 13)	2,399,035	1,168,938
Accrued salaries	415,768	300,552
Bills payable (Note 8)	1,550,096	4,012,797
Other current liabilities (Note 14)	2,256,394	1,939,708
Current portion of long term debt (Note 16)	536,950	170,903
Short term loans (Note 15)	5,792,748	3,089,922

Total current liabilities	34,373,282	21,561,469

Long-term liabilities:
Long-term loans (Note 16)	4,074,679	136,722
	4,074,679	136,722

Total liabilities	38,447,961	21,698,191

Minority interest in consolidated subsidiaries (Note 17)	9,310	28,058
Commitments and contingencies(Note 21)

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,134,992 and 19,000,996 shares issued and outstanding	19,135	19,001
Additional paid-in capital	18,259,376	15,343,481
Retained earnings	11,570,436	6,889,145
Accumulated other comprehensive income	3,399,412	1,404,327

Total stockholders’ equity	33,248,359	23,655,954

Total liabilities and stockholders’ equity	$71,705,630	$45,382,203

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$86,394,684	$49,102,024	$36,321,897	$27,849,417

Cost of sales	68,893,115	38,482,501	28,868,390	21,531,285

Gross profit	17,501,569	10,619,523	7,453,507	6,318,132
Operating expenses
Salaries	3,946,743	870,074	1,469,858	258,219
Sales commission	875,854	960,622	419,499	726,104
Shipping and handling cost	1,166,326	928,194	463,794	508,986
Other selling, general and administrative expenses	3,914,333	2,271,521	1,633,578	1,106,813
Additional expenses	-	10,643	-	-

Total operating expenses	9,903,256	5,041,054	3,986,729	2,600,122

Operating profit	7,598,313	5,578,469	3,466,778	3,718,010

Other income and (expenses)
Interest income	128,398	21,030	49,260	4,506
Other income	963	1,365	744	1,247
Interest expenses	(749,610)	(188,939)	(403,439)	(79,694)
Foreign currency exchange (loss) gain	(457,690)	(297,412)	74,433	(147,131)
Other expenses	(8,739)	(33,085)	(3,425)	(34,320)

Total other (expenses)	(1,086,678)	(497,041)	(282,427)	(255,392)

Income before income taxes and minority interests	6,511,635	5,081,428	3,184,351	3,462,618

Income taxes	(1,850,361)	(540,810)	(777,491)	(327,242)

Income before minority interests	4,661,274	4,540,618	2,406,860	3,135,376

Minority interests share (profit) loss	20,017	(4,923)	3,205	(8,787)

Net income	4,681,291	4,535,695	2,410,065	3,126,589

Other comprehensive income
Foreign currency translation adjustment	1,995,085	725,129	352,424	305,412

Comprehensive income	$6,676,376	$5,260,824	$2,762,489	$3,432,001

Earnings per share:
- Basic	$0.24	$0.26	$0.13	$0.16
-Diluted	$0.24	$0.25	$0.12	$0.16

Weighted average number of shares outstanding:
- Basic	19,125,115	17,751,406	19,134,992	19,000,996
-Diluted	19,479,221	18,352,671	19,519,730	19,722,493

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2006	11,694,663	$11,695	$954,731	$4,246,938	$51,360	$5,264,724
Recapitalization - reverse merger	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-	-	12,250,000
Cost of raising capital	-	-	(1,835,952)	-	-	(1,835,952)
Share issued in placement agent at $2.14 per share	135,295	135	289,396	-	-	289,531
Cost of raising capital in placement agent	-	-	(289,531)	-	-	(289,531)
Stock-based compensation - make good provision	-	-	3,853,401	-	-	3,853,401
Net income for the year	-	-	-	2,642,207		2,642,207
Foreign currency translation difference	-	-	-	-	1,352,967	1,352,967
Share issued for warrants exercised	46,729	47	128,560	-	-	128,607

Balance at December 31, 2007	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$23,655,954

Issuance of common stock with cashless exercise of warrants	124,651	125	(125)	-	-	-
Issuance of common stock by exercise of warrants at $2.78	9,345	9	25,970	-	-	25,979
Stock-based compensation -make good provision	-	-	2,890,050	-	-	2,890,050
Net income for the period	-	-	-	4,681,291	-	4,681,291
Foreign currency translation difference	-	-	-	-	1,995,085	1,995,085

Balance at September 30, 2008	19,134,992	$19,135	$18,259,376	$11,570,436	$3,399,412	$33,248,359

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
	2008	2007
Operating activities
Income for the period	$4,681,291	$4,535,695
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	653,925	390,532
Amortization of land use right	2,264	-
Allowance of bad debts-Accounts receivable	479,359	119,677
Allowance of bad debts-Other receivable	67,549	26,771
Allowances for slowing moving items	117,198	-
Stock based compensation-make good provision	2,890,050	-
Minority interests	(20,017)	4,923
Changes in non-cash operating working capital items:	-	-
Accounts receivables	(12,103,486)	(2,506,147)
Inventories	(10,061,890)	(8,056,587)
Advance to suppliers	1,546,540	-
Other current assets	(836,721)	(1,364,909)
Accounts payable	9,542,377	2,318,614
Income tax and other tax payable	1,132,426	(581,766)
Accrued salaries	97,431	154,042
Bills payable	(2,656,342)	2,709,815
Other current liabilities	131,190	1,578,350
Net cash used in operating activities	(4,336,856)	(670,990)

Investing activities
Loan to related parties	216,761	618,401
Proceeds from disposal of fixed assets	-	374
Purchase of equipment	(6,615,432)	(2,181,130)
Net cash used in investing activities	(6,398,671)	(1,562,355)

Financing activities
Proceeds from issuance of stock, net of direct issue expenses $1,835,952	-	10,414,048
Proceeds from issuance of stock for warrant exercised	26,105	128,607
Proceeds from other loan borrowings	85,812	49,653
Proceeds from bank borrowings	23,609,767	3,817,192
Repayment of other loan borrowings	-	(360,529)
Repayment of bank borrowings	(17,102,702)	(3,142,808)
Deferred offering costs	-	321,271
Restricted cash	2,724,036	(3,428,421)
Net cash provided by financing activities	9,343,018	7,799,013

Effect of exchange rate changes in cash	340,912	279,397

Net (decrease) increase in cash and cash equivalents	(1,051,597)	5,845,065

Cash and cash equivalents, beginning of period	4,775,562	954,843

Cash and cash equivalents, end of period	$3,723,965	$6,799,908

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$283,715	$143,144
Income taxes paid	$629,901	$166,170

Non-cash financing activities
Issuance of common stock for cashless exercise of warrants	125	-

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

On February 16, 2007, the Company completed a reverse acquisition transaction with Ritar International, whereby the Company issued to the stockholders of Ritar International 11,694,663 shares of the Company’s stock in exchange for 1,000 shares of common stock of Ritar International, which is all of the issued and outstanding capital stock of Ritar International. Accordingly, all references to shares of Ritar International’s common stock have been restated to reflect the equivalent numbers of China Ritar shares. Ritar International thereby became the Company’s wholly owned subsidiary and the former stockeholders of Ritar International became the Company’s controlling stockholders.

This share exchange transaction resulted in those stockholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Ritar International as the accounting acquiror and China Ritar as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Ritar International were not significant.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Preparation of Financial Statements -Continued

On July 22, 2006, Ritar International, entered into an agreement with all stockholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its 95%-owned subsidiary, Shanghai Ritar Power Co., Limited ( “Shanghai Ritar”). On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the stockholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all stockholders of Shenzhen Ritar came from the capital contribution made by Ritar International's stockholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts. The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has three operating subsidiaries: Shenzhen Ritar, Shanghai Ritar Power Co., Limited (“Shanghai Ritar”) and Hengyang Ritar Power Co. Limited (“Hengyang Ritar”). Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu. Hengyang Ritar was incorporated in April, 2007 and is 100% owned by Shenzhen Ritar. Hengyang Ritar commenced its business on April 27, 2008.

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

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Zhenjie Gong and Mr. Wanxiu He sold the shares to Mr. Jiada Hu. After the transfer, Mr. Jiada Hu became the majority stockholder, owning 81% of the stockholdings.

On May 25, 2006, Mr. Jiada Hu personally sold his shares to other individuals and Mr. Jiada Hu still remains as the major stockholder and owns 78% of the stockholdings.

On July 22, 2006, all stockholders of Shenzhen Ritar sold all of the issued and outstanding stock to Ritar International in a reorganization of entities’ under common control as described earlier.

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

On July 5, 2006, Shenzhen Ritar acquired further 20% interests in Shanghai Ritar for a consideration of $74,958 (equivalent to RMB600,000). On the same date, Shenzhen Ritar was registered as a stockholder with 95% interest in Shanghai Ritar.

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006. The planned investment amount is $30 million, and registered capital is $12 million. As of September 30, 2008, Huizhou Ritar did not commence its operations yet.

Hengyang Ritar Power Co., Limited

On April 20, 2007, Shenzhen Ritar formed a new wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. Limited (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC. Hengyang Ritar’s principal activity is to manufacture and sell plate and lead-acid battery and it commenced its business on April 27, 2008.

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

Buildings	30 years
Leasehold improvement	5 years
Plant and machinery	5 years - 10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2008 and 2007, research and development costs expensed to operating expenses were approximately $357,283 and $187,853 respectively and $122,748and $40,900 for the three months ended September 30, 2008 and 2007 respectively.

Advertising Costs- The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $0 and $44,376 for the nine months ended September 30, 2008 and 2007 respectively and $0 and $37,151 for the three months ended September 30, 2008 and 2007 respectively.

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

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. Based on the experience, the Company provided 0.3% on the net sales as warranty expenses. During the nine months ended September 30, 2008 and 2007, the Company has provided warranty expenses amounting to approximately $310,072 and $162,656 respectively and $159,495 and $129,907 for the three months ended September 30, 2008 and 2007 respectively which are included in its selling expenses. (see Note 23).

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Income taxes-Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end.

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

September 30, 2008
Balance sheet	RMB6.7899 to US$1.00
Statement of income and comprehensive income	RMB6.8305 to US$1.00

December 31, 2007
Balance sheet	RMB7.3141 to US$1.00
Statement of income and comprehensive income	RMB7.7714 to US$1.00

September 30, 2007
Balance sheet	RMB7.5176 to US$1.00
Statement of income and comprehensive income	RMB7.6758 to US$1.00

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in operating expenses. During the nine months ended September 30, 2008 and 2007 shipping and handling costs expensed to other selling, general and administrative expenses were $1,166,326 and $928,194 respectively and $463,794 and $508,988 for the three months ended September 30, 2008 and 2007 respectively.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Recent Changes in Accounting Standards- Continued

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because we do not issue financial guarantee insurance contracts, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company does not have convertible debt, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	September 30	December 31
	2008	2007

Cash at bank	$3,600,336	$4,733,428
Cash on hand	123,629	42,134

Total	$3,723,965	$4,775,562

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5. Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	September 30	December 31
	2008	2007

Accounts receivable - pledged to banks	$1,528,091	$233
Accounts receivable - others	24,560,245	12,713,067
	26,088,336	12,713,300
Less: allowances for doubtful accounts	(1,208,391)	(670,327)
Total	$24,879,945	$12,042,973

Concentrations in accounts receivable - At September 30, 2008 five customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $7,381,235 representing 28% of total accounts receivable in aggregate. At December 31, 2007 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,640,979 representing 30% of total accounts receivable in aggregate.

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis. At September 30, 2008 and December 31, 2007, the financing charge amounted to 1.2 times of the PRC prime rate on the receivables assigned.

The Company pledged account receivables as short term financing. The bank will usually provide 80% of the amount of the account receivables in advance. The amount of accounts receivable pledged to banks at September 30, 2008 and December 31, 2007 were $1,528,091 and $233 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories by major categories are summarized as follows:

	September 30	December 31
	2008	2007

Raw materials	$5,562,651	$1,609,307
Work in progress	8,546,811	5,138,735
Finished goods	9,239,161	5,366,005

	23,348,623	12,114,047
Less: allowances for slowing moving items	(403,765)	(263,365)

Total	$22,944,858	$11,850,682

7. Other Current Assets

Other current assets consist of the following:

	September 30	December 31
	2008	2007

Note receivables	$125,295	$53,322
Advance to staff and deposit, net of allowances for bad debts of $174,969 and $99,346	487,758	524,171
Value added tax receivable	792,989	-

Total	$1,406,042	$577,493

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Restricted Cash and bills payable

Restricted cash consists of the following:

	September 30	December 31
	2008	2007

Bank deposit held as collateral for bank loan and bills payable	$3,475,050	$5,857,637

	$3,475,050	$5,857,637

At September 30, 2008 and December 31, 2007, restricted cash of $3,475,050 and $5,857,637 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15)

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that must be guaranteed by a bank acceptable to the supplier. The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar Power Co., Ltd.(“Shenzhen Ritar”), has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch (the “Bank”). Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $2 million. The Company is required to place a bank deposit for the guarantee. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30	December 31
	2008	2007

At cost:
Leasehold improvement	$33,111	$82,912
Plant and machinery	13,594,989	6,587,047
Furniture, fixtures and equipment	301,352	211,324
Motor vehicles	1,078,078	930,244

Total	15,007,530	7,811,527

Less: accumulated depreciation	(2,151,697)	(1,537,424)
Net book value	$12,855,833	$6,274,103

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Property, Plant and Equipment- Continued

During the nine months ended September 30, 2008, depreciation expenses amounted to $653,925 among which $499,205, $97,577 and $57,143 were recorded as cost of sales, selling expense and administrative expense respectively.

During the nine months ended September 30, 2007, depreciation expenses amounted to $391,214 among which $329,922, $42,180 and $19,112 were recorded as cost of sales, selling expense and administrative expense respectively

During the three months ended September 30, 2008, depreciation expenses amounted to $249,295 among which $188,295, $30,933 and $30,067 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended September 30, 2007, depreciation expenses amounted to $138,751 among which $111,143, $17,908 and $9,700 were recorded as cost of sales, selling expense and administrative expense respectively.

10. Land Use Right

	September 30	December 31
	2008	2007

Right to use land	$486,309	$451,456
Accumulated amortization	(4,052)	-

	$482,257	$451,456

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As the subsidiary is newly established and commenced its business during three months ended September 30, 2008, amortization of land use right charged to operations were $3,996 and $0 for the nine months ended September 30, 2008 and 2007 respectively and $2,417 and $0 for the three months ended September 30, 2008 and 2007 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year
2008	$2,364
2009	9,456
2010	9,456
2011	9,456
2012	9,456

$40,188

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Amounts Due From Related Parties

Amount due from related parties consist of the following:

	September 30	December 31
	2008	2007

Amount due from related parties
Mr. Jiada Hu	$-	$164,499
Mr. Jianjun Zeng	-	41,676

Total	$-	$206,175

The amounts due from related parties as of September 30, 2008 and December 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

12. Related Party Transactions

(a)

Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Subsidiary

Shanghai Ritar Power Co., Limited	Subsidiary

Ritar Power (Huizhou) Co., Limited	Subsidiary
Hengyang Ritar Power Co., Limited	Subsidiary

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Henying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Hongwei Zhu	An officer of the Subsidiary

(b) Summary of related party transactions

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007
Salary paid to Directors:
Mr. Jiada Hu	$46,567	$39,084	$15,680	$13,028
Mr. Bin Liu	9,078	6,499	3,074	2,166
Ms. Henying Peng	14,525	11,461	4,919	3,820
Mr. Jianhan Xu	9,078	6,499	3,074	2,166
Mr. Jianjun Zeng	19,453	17,723	6,588	5,908
Mr. Hongwei Zhu	9,078	6,499	3,074	2,166

Total	$107,779	$87,765	$36,409	$29,254

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	September 30	December 31
	2008	2007

Value added tax payable	$-	$130,862
Income tax payable (see Note 18)	2,348,791	1,008,050
Individual Income withholding tax payable	7,740	7,692
Other taxes payable	42,504	22,334

Total	$2,399,035	$1,168,938

14. Other Current Liabilities

Other current liabilities consist of the following:

	September 30	December 31
	2008	2007

Advance from customers	$1,171,103	$1,178,533
Accrued Warranty	419,577	136,803
Other payable and accrued expenses	665,714	624,372

Total	$2,256,394	$1,939,708

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Short Term Loans

As of September 30, 2008 and December 31, 2007, the Company has the following short-term bank loans:

	September 30	December 31
	2008	2007

Loans repayable within one year	$5,792,748	$3,089,922

Short-term loans as of September 30, 2008 and December 31, 2007 consist of the following:

			Secured	September 30	December 31
Banker	Loan period	Interest rate	by	2008	2007

(1) Citibank	2008-07-24 to 2008-10-23	6%	Deposit	$162,005	$150,395
(2) Citibank	2008-07-24 to 2008-10-23	6%	Deposit	368,194	341,806
(3) Citibank	2008-07-24 to 2008-10-23	6%	Deposit	294,555	273,444
(4) Citibank	2008-07-30 to 2008-10-29	7%	Deposit	736,388	683,611
(5) Citibank	2008-07-30 to 2008-10-29	7%	Deposit	441,833	410,167
(6) Citibank	2008-07-30 to 2008-10-29	7%	Deposit	294,555	273,444
(7) Citibank	2008-09-12 to 2008-12-11	10%	Deposit	294,555	273,444
(8) Citibank	2008-09-12 to 2008-12-11	10%	Deposit	294,555	273,444
(9) Citibank	2008-09-12 to 2008-12-11	10%	Deposit	441,833	410,167
(10) DBS Bank	2008-09-20 to 2008-12-20	7.45%	Accounts Receivable	1,528,091	-
(11) DBS Bank	2008-09-10 to 2008-12-10	7.45%	Letter of Credit	294,852	-
(12) DBS Bank	2008-8-25 to 2008-12-24	7.45%	Property, land use right and personal guaranteed	641,332	-

				$5,792,748	$3,089,922

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Short Term Loans - Continued

(1) A short term loan of $162,005 is credited from Citibank with an interest rate of 6% and secured by deposit.

(2) A short term loan of $368,194 is credited from Citibank with an interest rate of 6% and secured by deposit.

(3) A short term loan of $294,555 is credited from Citibank with an interest rate of 6% and secured by deposit.

(4) A short term loan of $736,388 is credited from Citibank with an interest rate of 7% and secured by deposit.

(5) A short term loan of $441,833 is credited from Citibank with an interest rate of 7% and secured by deposit.

(6) A short term loan of $294,555 is credited from Citibank with an interest rate of 7% and secured by deposit.

(7) A short term loan of 294,555 is credited from Citibank with an interest rate of 10% and secured by deposit.

(8) A short term loan of $294,555 is credited from Citibank with an interest rate of 10% and secured by deposit.

(9) A short term loan of $441,833 is credited from Citibank with an interest rate of 10% and secured by deposit.

(10) A short term loan of $1,528,091 is credited from DBS Bank who offered factoring facilities on accounts receivable to the Company, with an interest rate of 7.45%, and secured by accounts receivable.

(11) A short term loan of $294,852 is credited from DBS Bank who offered packing loan on Letter of Credit to the Company, with an interest rate of 7.45%, and secured by Letter of Credit.

(12) A short term loan of $641,332 is credited from DBS Bank with an interest rate of 7.45% and secured by properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and guarantee by Shengshen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Zeng Jianjun .

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Long-Term Loans

As of September 30, 2008 and December 31, 2007, the Company has the following long-term loans:

	September 30	December 31
	2008	2007

Bank borrowing from DBS Bank is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 12-04-2006 to 12-04-2008, secured by Mr. Jiada Hu and Ms. Henying Peng.	46,024	170,903

Other borrowing from Bureau Science and Technology of Bao An District is financed for $147,278 with interest free from 12-20-2007 to 12-20-2009 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	147,278	136,722

Bank borrowing from DBS Bank is financed for $4,418,327, with interest at 9.07% flat p.a. with monthly principal payment $81,821 by 54 installment from 9-30-2008 to 9-30-2013, secured by properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and guarantee by Shengshen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Zeng Jianjun. The commence date of repayment is started from 4-30-2009.	4,418,327	-

Total loans	4,611,629	307,625
Less: current portion	(536,950)	(170,903)

Long-term loans, less current portion	$4,074,679	$136,722

Future maturities of long-term loans are as follows as of September 30,

2009	536,950
2010	1,129,130
2011	981,852
2012	981,852
2013 and after	981,845
Total	$4,611,629

17. Minority Interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of September 30, 2008 and December 31, 2007, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

The 5% equity interest of Shanghai Ritar in 2008 and 2007 that are not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets of September 30, 2008 and December 31, 2007

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the nine months ended September 30, 2008 and 2007 are 34%.

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

Huizhou Ritar did not commence business for the nine months ended September 30, 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2008.

The provision for income taxes consists of the following:

	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007

Current tax
- PRC	$1,850,361	$540,810	$777,491	$327,242
- Deferral tax provision	-		-	-

Total	1,850,361	540,810	$777,491	$327,242

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Common Stock and Warrant Transactions

•  Common stock

During the three months ended March 31, 2008, the Company issued 124,651 Common stock for the cashless exercise of 163,550 warrants.

During the three months ended June 30, 2008, the Company issued 9,345 Common stock by exercise of warrants at $2.78.

The total number of common stock outstanding as of September 30, 2008 was 19,134,992.

•  Warrant

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

The total number of warrants outstanding as of September 30, 2008 was 1,384,337.

Warrant	No of warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,557,232	2.66	2.17	6,493,657

Granted	-	-	-	-

Exercised	172,895	2.78	-	-

Outstanding at September 30, 2008	1,384,337	2.65	1.42	1,522,771

Exercisable at September 30, 2008	1,384,337	2.66	1.42	1,522,771

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Stock-Based Compensation - Make Good Escrow Agreement

In connection with the private placement on February 16, 2007, the largest stockholder of the Company, Mr. Jiada Hu entered into a Make Good Escrow Agreement (“Make Good Agreement”) with the private placement investors. Pursuant to the escrow agreement, Mr. Hu agreed to certain “make good” provisions. In the escrow agreement, Mr. Hu established minimum net income after tax thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ended December 31, 2008. Mr Hu. deposited a total of 3,601,309 shares into Escrow Agent under the escrow agreement. In 2007, the net income threshold was achieved, the Escrow Agent released the first tranche of 1,800,655 of shares to Mr. Hu. In 2008, if the net income threshold is not achieved, the Escrow Agent must deliver the second tranche of 1,800,654 shares to the investors on a pro rata basis.

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

For fiscal year 2008, China Ritar is expected to achieve its net income thresholds for 2008, $2,890,050 and $963,350 compensation expenses were recorded for the nine and three months ended September 30, 2008 respectively.

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

December 31,

2008	$154,527
2009	369,544
2010	126,491

Total minimum lease payments	$650,562

During the nine months ended September 30, 2008, rent expenses amounted to $670,688, amount which $528,665, $110,786 and $31,237 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the nine months ended September 30, 2007, rent expenses amounted to $406,228, amount which $261,459, $128,470 and $16,299 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended September 30, 2008, rent expenses amounted to $249,048, amount which $198,903, $33,992 and $14,938 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended September 30, 2007, rent expenses amounted to $221,184, amount which $115,935, $121,382 and $11,717 were recorded as cost of sales, administrative expense and selling expense, respectively.

22. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $223,492 and $182,141 for the nine months ended September 30, 2008 and 2007 respectively and $102,755 and $94,336 for the three months ended September 30, 2008 and 2007 respectively.

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

The Provision for warranty is as below:

	September 30	December 31
	2008	2007

Item
Opening balance	$136,803	$125,414
Warranty provision accrued	310,072	222,620
Paid during warranty period	(27,298)	(211,231)
Closing balance	$419,577	$136,803

24. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 5% of the Company’s gross sales:

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007

Okin Gesellschaft Fut Antriebstechnik MBH	5%	7%	4%	6%
SSB Battery Service GMBH	4%	5%	4%	4%
Xi Tong Dian Zi Ke Ji (Shenzhen) Co., Ltd	3%	3%	2%	5%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007

Quanzhou City Kaiying Power Company Limited	14%	16%	19%	21%
Anxi Min Hua Dianchi Company Limited	27%	10%	19%	0%
Fu Jian Da Hua Company Limited	6%	9%	7%	16%
Fu Jian Quan Zhou Huarui Power Company Limited	4%	12%	1%	26%
Zhongshan Shi Bao Li Xu Battery Company Limited	13%	9%	22%	7%

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 15 and Note 16. Other financial assets and liabilities do not have material interest rate risk.

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

CHINA RITAR POWER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles. The Company's sales by geographic destination are analyzed as follows:

	Nine months ended		Three months ended
	September 30		September 30
	2008	2007	2008	2007

PRC	$20,769,589	$18,063,377	$6,091,658	$6,566,170
Outside PRC
- Hong Kong	6,261,833	919,517	5,043,010	8,038
- Germany	7,823,442	6,078,381	2,532,876	3,269,716
- United States of America	5,282,438	1,204,913	2,858,073	744,116
- India	8,387,466	9,629,633	3,662,123	8,958,064
- Italy	2,311,650	781,287	544,429	652,631
- Australia	3,642,480	1,338,779	894,219	614,081
- Brazil	4,794,164	159,611	2,157,352	159,611
- other countries, less than 5% of total sales individually	27,121,622	10,926,526	12,538,157	6,876,990
Total sales outside PRC	65,625,095	31,038,647	30,230,239	21,283,247

Total revenue	$86,394,684	$49,102,024	$36,321,897	$27,849,417

Other countries are: United Arab Emirates, New Zealand, Argentina, Papua New Guinea, Turkey, Israel, Peru, Thailand, Serbia, Yugoslavia, Australia, Lebanon, South Korea, United Kingdom, Mexico, Canada, Czech Republic, Chile, France, Macao, Poland, Georgia, Ireland, Norway, Hungary, Philippines, Denmark, Colombia, Indonesia, Russia, Finland, Egypt, Latvia, Bengal, Sri Lanka, Uzbekistan, Ukraine, Japan, Afghanistan, Albania, Algeria, Azerbaijan, Costa Rica, Kazakhstan, Malaysia, Greece, Pakistan and Nigeria.

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

Our client base primarily includes international uninterruptible power source, or UPS, manufacturers, including OKIN Gesellschaft fur Antriebstechnik mbH, Phoenixtec Electronics (Shenzhen) Co. Ltd and SSB Battery Service GmbH, and telecommunications operators such as China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A vast majority of our products are sold outside of China, with overseas sales accounting for 83% of our total revenue for the third quarter of 2008. Our major export markets are Germany, India, Italy, Australia, the United States and Brazil.

We recently completed the construction of the first phase of our new technical and manufacturing complex at Hengyang Ritar. On July 30, 2008, two new lead-acid battery production lines at Hengyang Ritar commenced production. On the same day, Hengyang Ritar began production of lead plates. Our total current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. Through our manufacturing facilities located in Shenzhen, Shanghai and Hengyang, we currently have 19 lead acid battery production lines that are operational. Eleven of them are located at Shenzhen, three of them are located at Shanghai and the remaining three are located at Hengyang.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services and growth in our revenues and net income during the third fiscal quarter of 2008.

The following are some financial highlights for the third quarter of 2008:

•	Revenues: Our revenues were approximately $36.3 million for the third quarter of 2008, an increase of 30.4% from the same quarter of last year.

•	Gross Margin: Gross margin was 20.5% for the third quarter of 2008, as compared to 22.7% for the same period in 2007.

•	Operating Profit: Operating profit was approximately $3.5 million for the third quarter of 2008, a decrease of 6.7% from approximately $3.7 million of the same period last year.

•	Net Income: Net income was approximately $2.4 million for the third quarter of 2008, a decrease of 22.9% from the same period of last year.

•	Fully diluted earnings per share was $0.12 for the third quarter of 2008.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States and is subject to United States tax law. No provisions for income taxes have been made as the Company has no taxable income for the third quarter of 2008.

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

Huizhou Ritar did not have business operations during the third quarter of 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and September 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	In Thousands	As a percentage of revenue	In Thousands	As a percentage of revenue

Revenue	36,322	100.00%	27,849	100.00%

Cost of sales	(28,869)	79.48%	(21,531)	77.31%

Gross profit	7,453	20.52%	6,318	22.69%

Operating expenses
Salaries	(1,470)	4.05%	(258)	0.93%
Sales commission	(419)	1.15%	(726)	2.61%
Shipping and handling cost	(464)	1.28%	(509)	1.83%
Other selling, general and administrative expenses	(1,634)	4.50%	(1,107)	3.98%

	(3,987)	10.98%	(2,600)	9.34%

Operating profit	3,466	9.54%	3,718	13.35%

Other income and (expenses)
Interest income	49	0.14%	5	0.02%
Other income	1	0.00%	1	0.00%
Interest expenses	(403)	(1.11)%	(80)	(0.29)%
Foreign currency exchange (loss) gain	74	0.20%	(147)	(0.53)%
Other expenses	(3)	(0.01)%	(34)	(0.12)%

Other (expenses)	(282)	(0.78)%	(255)	(0.92)%

Income before income taxes and minority interests	3,184	8.77%	3,463	12.43%

Income taxes	(777)	2.14%	(327)	1.18%

Income before minority interests	2,407	6.63%	3,136	11.26%

Minority interests share (profit) loss	3	0.01%	(9)	(0.03)%

Net income	2,410	6.64%	3,127	11.23%

Other comprehensive income
Foreign currency translation adjustment	352	0.97%	305	1.10%

Comprehensive income	2,762	7.60%	3,432	12.32%

Revenues. Revenues increased approximately $8.47 million, or 30.42%, to approximately $36.32 million for the three months ended September 30, 2008, from approximately $27.85 million for the same period in 2007. This increase was mainly attributable to the increased sales of UPS and Telecom batteries and alternative energy batteries in overseas markets during this period. We believe such sales increased as a direct result of active market strategies we adopted during this period. We have made significant efforts in exploring overseas sales and we successfully developed more overseas customers because of our quality and reputation in the industry. In addition, we expanded our production capacity as of September 30, 2008, so we believe that we will be able to fulfill more orders from both existing customers and newly developed customers.

Cost of Sales. Our cost of sales increased approximately $7.34 million, or 34.08%, to approximately $28.87 million for the three months ended September 30, 2008, from approximately $21.53 million for the same period in 2007. This increase was due to an increase of our sales volume from our new overseas customers. As a percentage of revenues, the cost of sales increased to 79.48% during the three months ended September 30, 2008, from 77.31% for the same period of 2007. Such increase of percentage was mainly attributable to the adoption of new strategies of selling prices of our products during this period. In order to promote our sales, we lowered our sales prices accompanied by paying lower sales commission to our sales agents, however, the percentage decrease in our sales prices is higher than the percentage decrease in our sales commission.

Gross Profit. Our gross profit increased approximately $1.14 million, or 17.96%, to approximately $7.45 million for the three months ended September 30, 2008, from approximately $6.32 million for the same period in 2007. Gross profit as a percentage of revenues was 20.52% for the three months ended September 30, 2008, a decline of 2.17% from 22.69% for the same period of 2007. The increase in gross profit was attributable to the increase in sales volume. However, our gross profit as a percentage of revenues declined as a result of our lower product prices.

Salaries. Salaries increased approximately $1.21 million, or 469.23%, to approximately $1.47 million for the three months ended September 30, 2008, from $0.26 million for the same period in 2007. As a percentage of revenues, salaries increased to 4.05% for three months ended September 30, 2008 from 0.93% for the same period of 2007. The increase was mainly due to the provision for the stock-based compensation of $0.96 million for this period that was required by the release of shares of our common stock to our CEO from escrow. We had no such provision for the stock-based compensation made in the same period of 2007. Except for the provision of such expenses, salaries as a percentage of revenues increased 0.47% to 1.4% for the three months ended September 30, 2008 from 0.93% for the same period of 2007. The percentage increase was mainly attributable to a significant increase of the staff of overseas markets sales team and the new factory scale expansion.

Stock-based compensation. Stock-based compensation was approximately $0.96 million for the three months ended September 30, 2008. We had no stock-based compensation in the same period of 2007. The increase of stock-based compensation was attributable to the provision of a “make good provision” expense for the three months ended September 30, 2008. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Companyinto escrow with Securities Transfer Corporation under the escrow agreement. We achieved our net income threshold for 2007. In the event that the minimum after tax net income thresholds for the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and such release will be treated as an expense equal to the grant date fair value of the shares. Approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R for 2007. We will probably achieve the net income thresholds for the full fiscal year 2008, therefore we have recorded a compensation expense of $0.96 million related to the make good provision for the three months ended September 30, 2008.

Sales Commission. Sales commission decreased approximately $0.31 million, or 42.23%, to approximately $0.42 million for the three months ended September 30, 2008, from approximately $0.73 million for the same period of 2007. As a percentage of revenues, sales commission decreased to 1.15% for the three months ended September 30, 2008 from 2.61% for the same period of 2007. We have established excellent longstanding customer relationships and have a good reputation in the battery industry. Therefore, we were able to pay a comparatively low commission rate to our sales agents for existing clients. In addition, during the three months ended September 30, 2008 we adopted new sales strategies to cut down sales commission as discussed above. As a result, our sales commissions in terms of both dollar amount and the percentage of revenues during the three months ended Sepember30, 2008 decreased while our sales continued to increase.

Shipping and handling cost. Shipping and handling cost decreased approximately $0.05 million, or 8.88%, to approximately $0.46 million for the three months ended September 30, 2008, from approximately $0.51 million for the same period of 2007. As a percentage of revenues, shipping and handling cost decreased to 1.28% for the three months ended September 30, 2008 from 1.83% for the same period of 2007. The dollar decrease of shipping and handling costs was mainly attributable to our change of the terms of shipping and handling costs during this period and as a result, our customers became responsible for the shipping and handling costs during such period.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $0.53 million, or 47.60%, to approximately $1.63 million for the three months ended September 30, 2008, from approximately $1.11 million for the same period of 2007. The dollar increase was mainly attributable to our expanded production and sales volume increase during this period. As a percentage of revenues, other selling, general and administrative expenses increased to 4.50% for the three months ended September 30, 2008 from 3.98% for the same period of 2007 for the increase of our research and development expenses, and the administrative expenses of our newly operating subsidiary Hengyang Ritar.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased approximately $0.28 million, or 8.04%, to approximately $3.18 million for the three months ended September 30, 2008, from approximately $3.46 million for the same period of 2007. Income before income taxes and minority interest as a percentage of revenues decreased to 8.77% for the three months ended September 30, 2008 from 12.43% for the same period of 2007. The percentage decrease was mainly attributable to stock-based compensation of $0.96 million of the make good provisions for the three months ended September 30, 2008. Except for such non-cash charges, income before income taxes and minority interest as a percentage of revenues decreased to 11.42% for the three months ended September 30, 2008 from 12.43% for the same period of 2007. The percentage decrease was mainly attributable to the increased other selling, general and administrative expenses and the decreased gross profit as a percentage of revenues as discussed above separately.

Income Taxes. Income taxes increased approximately $0.45 million to approximately $0.78 million for the three months ended September 30, 2008, from approximately $0.33 million for the same period of 2007. We paid more taxes in the third quarter of 2008 mostly because of the increased income before income taxes and minority interests (exclude the stock-based compensation ) during this period compared to the same period of 2007. Furthermore, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 while during the same period it was 7.5%.

Net Income. Net income decreased approximately $0.72 million, or 22.92%, to approximately $2.41 million for the three months ended September 30, 2008, from approximately $3.13 million for the same period of 2007. The decrease of net income was mainly attributable to the factors as discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine months ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended September 30, 2008 and 2007.

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	In Thousands	As a percentage of revenue	In Thousands	As a percentage of revenue

Revenue	86,395	$100.00%	49,102	100.00%

Cost of sales	(68,893)	79.74%	(38,483)	78.37%

Gross profit	17,502	20.26%	10,619	21.63%
Operating expenses
Salaries	(3,947)	4.57%	(870)	1.77%
Sales commission	(876)	1.01%	(961)	1.96%
Shipping and handling cost	(1,166)	1.35%	(928)	1.89%
Other selling, general and administrative expenses	(3,914)	4.53%	(2,272)	4.63%
Additional expenses	0	0.00%	(10)	0.02%

	(9,903)	11.46%	(5,041)	10.27%

Operating profit	7,599	8.79%	5,578	11.36%

Other income and (expenses)
Interest income	128	0.15%	21	0.04%
Other income	1	0.00%	1	0.00%
Interest expenses	(750)	(0.87)%	(189)	(0.38)%
Foreign currency exchange (loss) gain	(458)	(0.53)%	(297)	(0.60)%
Other expenses	(9)	(0.01)%	(33)	(0.07)%

Other (expenses)	(1,088)	(1.25)%	(497)	(1.01)%

Income before income taxes and minority interests	6,511	7.54%	5,081	10.35%

Income taxes	(1,850)	2.14%	(540)	1.10%

Income before minority interests	4,661	5.39%	4,541	9.25%

Minority interests share (profit) loss	20	0.02%	(5)	(0.01)%

Net income	4,681	5.42%	4,536	9.24%

Other comprehensive income
Foreign currency translation adjustment	1,995	2.31%	725	1.48%

Comprehensive income	6,676	$7.73%	5,261	10.71%

Revenues. Revenues increased approximately $37.29 million, or 75.95%, to approximately $86.40 million for the nine months ended September 30, 2008, from approximately $49.10 million for the same period in 2007. This increase was mainly attributable to the increased sales of UPS and Telecom batteries and alternative energy batteries in overseas markets during this period. We believe such sales increased as a direct result of active market strategies we adopted during this period. We have made significant efforts in exploring overseas sales and we successfully developed more overseas customers because of our quality and reputation in the industry. In addition, we expanded our production capacity, so we believe that we will be able to fulfill more orders from both existing customers and newly developed customers.

Cost of Sales. Our cost of sales increased approximately $30.41 million, or 79.02%, to approximately $68.90 million for the nine months ended September 30, 2008, from approximately $38.48 million for the same period in 2007. This increase was due to a substantial increase of our sales volume. As a percentage of revenues, the cost of sales increased to 79.74% during the nine months ended September 30, 2008 from 78.37% for the same period of 2007. Such increase of percentage was mainly attributable to the adoption of new strategies of selling prices of our products during this period. In order to promote our sales, we lowered our sales prices accompanied by paying lower sales commission to our sales agents, however, the percentage decrease in our sales prices is higher than the percentage decrease in our sales commission.

Gross Profit. Our gross profit increased approximately $6.88 million, or 64.82% to approximately $17.50 million for the nine months ended September 30, 2008 from approximately $10.62 million for the same period in 2007. Gross profit as a percentage of revenues was 20.26% for the nine months ended September30, 2008, a decrease of 1.37% from 21.63% for the same period of 2007. The increase in gross profit was attributable to the increase in sales volume compared to the same period of 2007. Such decrease of percentage was mainly attributable to adopt lower price promotion policy during this period.

Salaries. Salaries increased approximately $3.08 million, or 353.61%, to approximately $3.95 million for the nine months ended September 30, 2008, from $0.87 million for the same period in 2007. As a percentage of revenues, salaries increased to 4.57% for nine months ended September 30, 2008 from 1.77% for the same period of 2007. The increase was mainly due to the provision for the stock-based compensation of $2.89 million for this period that required by the release of shares of our common stock to our CEO from escrow. We had no such stock-based compensation in the same period of 2007. Other than such non-cash compensation charges, salaries as a percentage of revenues decreased to 1.22% for the nine months ended September 30, 2008 from 1.77% for the same period of 2007. The percentage decrease was attributable to the economies of scale due to the substantial increase of sales.

Stock-based compensation. Stock-based compensation was approximately $2.89 million for the nine months ended September 30, 2008. We had no stock-based compensation in the same period of 2007. The increase of stock-based compensation was attributable to the provision of a “make good provision” expense for the nine months ended September 30, 2008. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and as a result, approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R. We will probably achieve the required net income thresholds for 2008 and we therefore have recorded $2.89 million as compensation expenses for the nine months ended September 30, 2008.

Sales Commission. Sales commission decreased approximately $0.09 million, or 8.82%, to approximately $0.87 million for the nine months ended September 30, 2008, from approximately $0.96 million for the same period of 2007. As a percentage of revenues, sales commission decreased to 1.01% for the nine months ended September 30, 2008 from 1.96% for the same period of 2007. We have established excellent longstanding customer relationships and have a good reputation in the battery industry. Therefore, we were able to pay a comparatively low commission rate to our sales agents for existing clients. In addition, during the nine months ended September 30, 2008 we adopted new sales strategies to cut down sales commission as discussed above. As a result, our sales commissions in terms of both dollar amount and the percentage of revenues during the nine months ended Sepember 30, 2008 decreased while our sales continued to increase.

Shipping and handling cost. Shipping and handling cost increased approximately $0.23 million, or 25.66%, to approximately $1.16 million for the nine months ended September 30, 2008, from approximately $0.93 million for the same period of 2007. The dollar increase of shipping and handling was mainly attributable to the significantly expanded sales for the nine months ended September 30, 2008. As a percentage of revenues, shipping and handling cost decreased to 1.35% for the nine months ended September 30, 2008 from 1.89% for the same period of 2007. The percentage decrease of shipping and handling costs was mainly attributable to the economies of scale, as the substantial increase of sales has brought down the unit cost of shipping and handling.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $1.64 million, or 72.32%, to approximately $3.91 million for the nine months ended September 30, 2008, from approximately $2.27 million for the same period of 2007. The dollar increase was mainly attributable to our expanded production and the increase in sales volume during this period. As a percentage of revenues, other selling, general and administrative expenses decreased to 4.53% for the nine months ended September 30, 2008 from 4.63% for the same period of 2007 for the economies of scale due to the substantial increase of sales.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased approximately $1.42 million, or 27.94%, to approximately $6.51 million for the nine months ended September 30, 2008, from approximately $5.08 million for the same period of 2007. Income before income taxes and minority interest as a percentage of revenues decreased to 7.54% for the nine months ended September 30, 2008 from 10.35% for the same period of 2007. The percentage decrease was mainly attributable to the stock-based compensation of $2.89 million of the make good provisions for the nine months ended September 30, 2008. Except for such non-cash charges, income before income taxes and minority interest as a percentage of revenues increased to 10.88% for the nine months ended September 30, 2008 from 10.35% for the same period of 2007. The percentage increase was mainly attributable to the decreased operating expenses as a percentage of revenues as discussed above separately.

Income Taxes. Income taxes increased approximately $1.31 million to approximately $1.85 million for the nine months ended September 30, 2008, from approximately $0.54 million for the same period of 2007. We paid more taxes during the ninth months of 2008 mostly because of the increased income before income taxes and minority interests during this period compared to the same period of 2007. Furthermore, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 while during the same period it was 7.5%.

Net Income. Net income increased approximately $0.14 million, or 2.90%, to approximately $4.68 million for the nine months ended September 30, 2008, from approximately $4.54 million for the same period of 2007. The increase of net income was mainly attributable to the factors as discussed above.

Liquidity and Capital Resources

General

As of September 30, 2008, we had cash and cash equivalents of approximately $3.72 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Nine Months Ended
	2008	2007
	(Dollars in thousands)

Net cash (used in) operating activities	(4,337)	(671)
Net cash (used in) investing activities	(6,399)	(1,562)
Net cash provided by financing activities	9,343	7,799
Net cash (outflow)/ inflow	(1,052)	5,845

Operating Activities

Net cash used in operating activities was approximately $4.34 million for the nine months ended September 30, 2008, while during the same period of 2007 we had approximately $0.67 million net cash used in operating activities. The change of cash used in operating activities was mainly attributable to an increase of approximately $12.10 million in cash flow due to the increase in accounts receivable and $10.10 million increase in inventories and $2.66 million decrease in bills payable during the nine months ended September 30, 2008 compared to the same period of 2007. However, the increase of net cash used in operating activities was partly offset by the increase of accounts payable.

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

Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $6.40 million, which is an increase of approximately $4.84 million from net cash used in investing activities of approximately $1.56 million for the same period of 2007. The increase of cash used in investing activities was mainly due to a $6.62 million increase in payments to acquire property, plant and the equipment in our subsidiary Hengyang Ritar to build new production lines. On July 30, 2008, two new lead-acid battery production lines at Hengyang Ritar commenced production. On the same day, Hengyang Ritar began production of lead plates.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $9.34 million, which is an increase of approximately $1.54 million from net cash provided by financing activities of approximately $7.8 million during the same period of 2007. Cash provided by financing activities increased because we received approximately $6.51 million of bank loans and approximately $2.72 million of released restrict cash during the nine months ended September 30, 2008, while we received approximately $10.71 million in proceeds from a private placement but deposited approximately $3.43 million restrict cash during the nine months ended September 30, 2007.

Loan Facilities

As of September 30, 2008, the amounts and maturity dates for our bank loans were as follows.

All amounts in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration

Short term loan
Citibank (China) Co., Ltd., Shenzhen Branch	$0.16	July 24, 2008	October 23, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.37	July 24, 2008	October 23, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.30	July 24, 2008	October 23, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.74	July 30, 2008	October 29, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.44	July 30, 2008	October 29, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.29	July 30, 2008	October 29, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.29	September 11, 2008	December 11, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.29	September 11, 2008	December 11, 2008	3 months
Citibank (China) Co., Ltd., Shenzhen Branch	$0.44	September 11, 2008	December 11, 2008	3 months

Lines of credit
DBS Bank (Hong Kong) Limited Shenzhen Branch	$1.53	September 20, 2008	December 20, 2008	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.29	September 10, 2008	December 10, 2008	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.64	August 25, 2008	December 24, 2008	4 months
Total amount recorded under Short term loans	$5.78

Loan term loans
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.05	December 4, 2006	December 4, 2008	2 years
Science and Technology Bureau of Bao An District	$0.14	December 20, 2007	December 20, 2009	2 years
DBS Bank (Hong Kong) Limited Shenzhen Branch	$4.42	September 30, 2008	September 30, 2013	5 years
Total amount recorded under Long term Liabilities	$4.61

Total amount of bank loans	$10.40

On February 16, 2007, through a private placement, we raised about $12.25 million in gross proceeds, which left us with approximately $10.71million in net proceeds after the deduction of offering expenses in the amount of approximately $1.54 million. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three to twelve months financing terms for different types of credit facilities covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollars, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $3.32 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had three types of annual interest rates: 6%, 7% and 10%. Among these loans, $2.3 million was paid off by October 29, 2008 and the remaining will be paid of by December 11, 2008.

In connection with the above short-term credit facility agreement, Shenzhen Ritar entered into a bill discount service agreement, dated August 1, 2007, with Citibank (China) Co., Ltd., Shenzhen Branch. Pursuant to this agreement, Shenzhen Ritar may from time to time request an advance or advances of any amount equal to the difference between the face value of commercial bills and the discount interest charged by the bank. Under the agreement, the current annual discount rate is 5.7285%. Advances must be made by the bank within one business day after Shenzhen Ritar’s submission of required documents. There are no financial covenants or ratios under this bill discount service agreement.

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.42 million from DBS with an interest rate of 9.07% flat per annum. Hengyang Ritar agreed to make monthly principal payments of $81,821 in 54 installments beginning April 2009. The loan is secured by the properties of Mr. Jiada Hu and Ms. Henying Peng and a land use right of Hengyang Ritar. The loan is also jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng. During the third quarter of 2008, Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $0.64 million with an interest rate of 7.45% per year. The loan was secured by personal properties of Mr. Jiada Hu and Ms. Henying Peng and a land use right of Hengyang Ritar. The loan is also jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

In addition, during the third quarter of 2008, we borrowed an aggregate of approximately $1.83 million from DBS pursuant to two short-term loan agreements we entered into with DBS. These short-term loans are secured and each of them has a three-month term with an annual interest rate of 7.45%.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, credit facilities and bank loans referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2008:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt obligations	$10,404	$6,330	$2,110	$1,964	-
Operating lease obligations	529	154	375	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	-	-	-	-	-
Total	$10,933	$6,484	$2,485	$1,964

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2008.

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

Buildings	30 years
Leasehold improvement	5 years
Plant and machinery	5 years - 10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

•
Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2008 and 2007, research and development costs expensed to operating expenses were approximately $357,283 and $187,853 respectively and $122,748and $40,900 for the three months ended September 30, 2008 and 2007 respectively.

•
Income taxes-Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end.

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

•
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

•
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because we do not issue financial guarantee insurance contracts, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

•
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

•
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

•
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company does not have convertible debt, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Zhenghua Cai, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Hu and Mr. Cai concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2008, we made no unregistered sales of our equity securities.

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

DATED: November 13, 2008

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