Form 10-K
period 2008-12-31
China Ritar Power Corp.
filed 2009-03-31
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $49.5 million. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2009 there were 19,134,992 shares of the Registrant’s common stock outstanding.

CHINA RITAR POWER CORP.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

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

Our client base mainly includes alternative energy production manufacturers such as Suntech, and Servico e Desenvolvimento S.A, Angola, international uninterruptible power source, or UPS, manufacturers, including Delta Electronics (Jiangsu) Ltd. and SSB Battery Service GmbH, and telecommunications operators such as Bharti Infratel Limited, India, Smart communications Inc ., Philippines , China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A majority of our products are sold outside of China, with overseas sales accounting for 76.2% of our total revenue in fiscal year 2008. Our major export markets are India, Italy, Germany, the United States, Australia and Brazil.

Through our manufacturing facilities located in Shenzhen and Shanghai, we currently have 19 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar, eleven production lines are located at Shenzhen Ritar, and five production lines are located at Hengyang Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility.

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

The following chart reflects our organization structure as of the date of this annual report.

Business Strategy

Our goal is to build on our existing strengths to become a global leader in the development and manufacturing of lead-acid batteries. We are committed to providing high quality products, responsive service and competitive prices in the niche market of lead-acid batteries. We intend to profitably grow our business by pursuing the following strategies:

•
Increase production capacity. The construction of the first phase of our new technical and manufacturing complex at our wholly-owned subsidiary Hengyang Ritar Power Co., Ltd., or Hengyang Ritar, has been completed and our lead acid battery production began in April of 2008. The new production lines increased our production capacity for lead acid batteries by about 100% by the end of 2008. In addition, in July of 2008, the production of lead plates commenced at Hengyang Ritar.

•
Improve production cost-efficiency through vertical integration. Hengyang Ritar is strategically located near lead mining reserves in Shuikou Shan, Hunan, which will allow us to more readily secure a long-term supply of lead for our batteries. In July of 2008, Hengyang Ritar commenced production of lead plates, which comprises approximately 70.2% of the total cost of lead acid batteries. We expect that vertically integrating the production of lead plates will provide an approximate 3%-5% improvement in gross margins for the Company in the long-term.

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

Manufacturing

Our manufacturing facilities are located in Shenzhen, Shanghai and Hengyang in the PRC. We currently have 19 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar, eleven production lines are located at Shenzhen Ritar, five production lines are located at Hengyang Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility.

Raw Materials

We have developed a complete supply chain utilizing a group of primarily Chinese material and equipment suppliers.

The major components of lead-acid batteries are the positive and negative lead plates, which account for approximately 78% of the total cost of raw materials, and the battery case, including the battery container, cover and top lid, accounting for over 12% of the total cost of raw materials. The remaining portion of our raw materials cost is comprised of the separators, electrolytes, active substances and other miscellaneous raw materials used in the production of our products. The prices of these raw materials are determined according to prevailing market conditions, supply and demand.

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

Lead is the most important raw material used in the production of our products. The cost of lead accounts for approximately 80.5% of the total cost of positive and negative lead plates, and approximately 62.8% of the total cost of raw materials.

We take the following measures to mitigate the adverse effects of fluctuations in the cost of lead:

•	We enter into fixed-term (generally one year) and fixed-priced agreements with plate suppliers.

•
Since 2004, we have provided in our agreements with our clients that the price of our products will rise 0.6% every time the price of lead increases by 1%. Because lead is traded on the world’s commodity markets and its price fluctuates daily, our lead price is based on the average price in Shanghai Nonferrous Metals (the net web). Meanwhile, we also agree that the price changes of our products only occur if the lead price rises or decreases over RMB 500 (approximately $73) per ton.

•	Our research and development department and production department jointly initiated a design improvement process intended to reduce the costs of raw materials without sacrificing product quality.

•	Hengyang Ritar is strategically located near lead mining reserves in Shuikou Shan, Hunan, which will allow us to more readily secure a long-term supply of lead for our batteries.

China has also already announced new measures to adjust the export tax rebate. This announcement came on September 14, 2006 and was effective September 15, 2006. As a result of this measure, the export rebate tax previously imposed on lead-acid batteries was abolished. We expect the Chinese government to introduce other measures which will increase the supply of lead to the Chinese lead market and which should reduce the cost of lead in the Chinese market. Regardless of the introduction of such governmental measures, lead prices have decreased as a result of the downturn in the global economy.

Customers

We serve about 800 clients in 81 countries with approximately $28.4 million, or 23.8%, of our net sales in fiscal year 2008 attributable to China and $91.2 million, or 76.2%, attributable to other countries. Our overseas sales cover 80 countries, such as India, Italy, Germany, the United States, Australia and Brazil. Our overseas sales accounted for approximately 76.2%, 64.6% and 47.0% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We serve a broad client base of LEV manufacturers, international UPS manufacturers, and telecommunications operators. The following table provides information on our top ten clients in fiscal years 2008.

TOP TEN CLIENTS IN 2008

No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales
1	Bharti Infratel Limited	Telecommunications operator in India	6,513	5.4%

2	Sanat Rayan Pars Ltd	UPS battery distributor in Hongkong	6,266	5.2%

3	OKIN Gesellschaft fur Antriebstechnik GmbH	Massage chair manufacturer in China	4,610	3.8%

4	Smart communications Inc.	Telecommunications supplier in Philippines	4,186	3.5%

5	SSB Battery Service GmbH	UPS battery distributor in Germany	3,423	2.9%

6	Electrical APAC Region Eaton	UPS manufacturer in China	3,318	2.8%

7	Shandong Shenyang Electric Co. Ltd.	Telecommunications supplier in China	3,296	2.8%

8	Unicoba Ind.De Comp.Eletronicos Einformatica Ltda.	UPS manufacturer in Brazil	2,395	2.0%

9	Material In Motion	UPS manufacturer in USA	2,286	1.9%

10	Whitesand Capital Inc.	Telecommunications supplier in Russia	2,215	1.9%

	Total		38,510	32.2%

Sales and Marketing

For domestic sales, we have about 600 domestic original equipment manufacturers, or OEM clients that we sell our products to directly. Our domestic sales accounted for about 23.8%, 35.4% and 53.0% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Our overseas (outside of China) sales cover 80 countries, such as India, Italy, Germany, the United States, Australia and Brazil. Our overseas sales accounted for approximately 76.2%, 64.6% and 47.0% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively. Our sales staff continually works to explore new and better ways to provide services, as a core part of the company’s business strategy.

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

Intellectual Property

We currently have the following patents either issued or pending approval:

Patent Name	Patent type	Patent No./Application No.	Expiration Date	Status

Construct of Sealed terminal of VRLA battery	Utility Model	ZL 200420042736.7	February 17, 2014	Approved

Nano-Silicon Fiber Stationary Storage lead acid battery	Invention Patent	200610061139.2	N/A	Pending

Nano-Silicon Fiber Stationary Storage lead acid battery	Utility Model	ZL 200620014068.6	May 18, 2016	Approved

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

Research and Development Efforts

We currently operate one research and development center located in Shenzhen. As of December 31, 2008, we had 79 research and development staff (26 of whom hold Master/PhD degrees) who independently manage new product development projects. Our research and development center’s mission is to develop advanced technologies, advanced battery materials, new gel and photovoltaic battery development, and training.

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

During the fiscal years 2008, 2007 and 2006, our research and development expenses amounted to approximately $0.47, $0.27 million and $0.21 million, representing approximately 0.39%, 0.36% and 0.52% of our sales, respectively. These expenses were mainly composed of staff costs and depreciation of testing equipment used in a variety of projects and other research and development expenses.

Employees

As of December 31, 2008, we had about 1700 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Production	1,294

Quality Control	132

Domestic Sales	25

After Sales Service	15

Human Resources	45

Planning and Material Center	35

Research and Development	79

International Sales	60

Finance	15

Total	1,700

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

Regulation

Since our operating subsidiaries Shenzhen Ritar, Hengyang Ritar and Shanghai Ritar are located in China, we are subject to a variety of PRC environmental laws and regulations related to air emission, noise, water discharge and storage and disposal of solid and hazardous wastes. The primary environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. Our production sites in the PRC are also subject to regulation and periodic monitoring by the relevant environmental protection authorities.

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

A significant portion of our revenues has been historically derived from a limited number of customers. For the fiscal years ended December 31, 2008, 2007 and 2006, over 32.2%, 41% and 45% of our revenues, respectively, were derived from our ten largest customers. The loss of any of these significant customers that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We are subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management on our internal control over financial reporting for the fiscal year ended December 31, 2008 is included under Item 9A(T) of this Annual Report on Form 10-K. Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by SOX 404 and there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Mr. Jiada Hu, our CEO and President, is the beneficial owner of approximately 43% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Hu are not in their best interests.

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

Our main production facilities are located at our headquarters in Shenzhen, China. The total site area is approximately 25,027 square meters. Among them are two properties occupying 9,859 square meters and 6,100 leased from Shenzhen Qiaotou Equity Cooperation Co. The term of the leases were renewed in January 2009 for an additional one year term. About 6,968 square meters were leased from Shenzhen Huadelin Investment Co., Ltd. The term of this lease is from July 9, 2007 through June 30, 2010. The other 2,100 square meters were leased from Fuyong Yingfeng Machinery & Equipment Factory. The term of lease is renewed for another 12 months period in March 2009. We manufacture all of our product types at these facilities.

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

Our third production facility is located in Hengyang, China. On April 15, 2007, Shenzhen Ritar entered into an agreement for stationing project into industrial park, or Songmu Investment Agreement, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China, or Songmu Industrial Park. Under the Songmu Investment Agreement, as amended, Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter. We have completed the first phase construction of Hengyang Ritar facility and its lead acid battery production commenced in April 2008. In addition, in July 2008, production of lead plates began at Hengyang Ritar. Approximately 46,000 square meters of factory space has already been constructed. Another 40,000-60,000 square meters of factory space are expected to be constructed during the second phase over the next three years which will be allocated to both lead acid battery and lead plate production.

Our lease in Huizhou, China, with Huizhou Huiyang Sanlian Iron Products Factory expired on March 31, 2008 and was not renewed. We currently do not maintain any operation in Huizhou, China.

We currently have 19 assembly lines. Most of the key production equipment was purchased in China. Production equipment consists of charging/discharging machines, testing equipment, ultrasonic welders and filling machines of electrolyte.

Our about 1,400 production workers currently work in two work shifts of eight to ten hours over seven working days a week each, to maximize the capabilities of our assembly lines.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

As of March 11, 2009, the closing price for our common stock on the OTC Bulletin Board was $1.28. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	$11.25	$2.35
2nd Quarter	$5.38	$2.59
3rd Quarter	$4.95	$2.86
4th Quarter	$4.20	$1.01

Year Ended December 31, 2007
1st Quarter	$5.90	$5.00
2nd Quarter	$6.20	$4.30
3rd Quarter	$10.35	$4.95
4th Quarter	$12.50	$4.95

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 11, 2009, there were approximately 71 stockholders of record of our common stock.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our revenue increased from $40.9 million in fiscal year 2006 to $73.3 million in fiscal year 2007 and $119.6 million in fiscal year 2008, representing a compounded annual growth rate of approximately 70.92%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through increased vertical integration. We currently have 19 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar, eleven production lines are located at Shenzhen Ritar, five production lines are located at Hengyang Ritar. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility.

Revenue

Our revenue is generated from sales of our lead-acid batteries. The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

(All amounts in thousands of U.S. dollar)

	Years Ended December 31,
	2008	2007	2006
Components of Revenues
Total revenue	$119,584	$73,347	$40,933
Revenue by Product
UPS	$38,482	$23,147	$7,528
Telecom	$50,412	$27,138	$7,600
Renewable Energy	$18,308	$3,856
LEV	$12,382	$19,206	$25,805

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Between fiscal years 2006 and 2008, we were able to maintain gross margins between approximately 19% and 21%. Gross margins in such years for domestic and international sales were approximately 18% and 22%, respectively. Changes in our gross margins are primarily driven by small changes in cost of goods sold as percentage of revenues due to our large-scale production and decreased raw materials per unit product and decreased direct labor used per unit product.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.  The applicable income tax rates for the Company for the years ended December 31, 2008, 2007 and 2006 are 34%.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”). Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004.  For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. From 2008, Shenzhen Ritar has been charged on preferential enterprise income tax rate at 18% which is determined by the tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while the tax rate will be charged on the taxable income with tax rate 25% from 2008.

Hengyang Ritar commenced its business on April 27, 2008 and is subject to an income tax rate of 25%.

Huizhou Ritar did not commence business in 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2008 and 2007.  There are no net operating loss carry forwards at December 31, 2008 and 2007.

The provision for income taxes consists of the following:

	2008	2007	2006
Current tax
- PRC	$2,400,314	$784,724	$353,436
- Deferred tax provision	-	-	-

Total	$2,400,314	$784,724	$353,436

Results of Operations

The following tables set forth key components of results of our operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenues for the periods indicated in dollars.

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	119,585	100.00%	73,347	100%	40,933	100%
Cost of Sales	(97,039)	(81.15)%	(57,966)	(79.03)%	(32,646)	(79.75)%

Gross Profit	22,546	18.85%	15,381	20.97%	8,287	20.25%

Operating Expenses
Salaries	(5,567)	(4.66)%	(5,024)	(6.85)%	(622)	(1.52)%
Sales Commission	(1,566)	(1.31)%	(1,236)	(1.69)%	(507)	(1.24)%
Shipping and handling cost	(1,680)	(1.40)%	(1,392)	(1.90)%	(739)	(1.80)%
Other selling, general and administrative expenses	(5,283)	(4.42)%	(3,466)	(4.73)%	(1,735)	(4.24)%
	(14,096)	(11.79)%	(11,118)	(15.16)%	(3,602)	(8.80)%

Operating Profit	8,450	7.07%	4,263	5.81%	4,685	11.45%

Other Income and (Expenses)
Interest Income	200	0.17%	51	0.07%	7	0.02%
Government grants	-	-	39	0.05%	-	-
Gain on disposal of subsidiaries	-	-	-	-	37	0.09%
Other income	2	0.002%	3	0.004%	3	0.007%
Interest expenses	(512)	(0.43)%	(278)	(0.38)%	(185)	(0.45)%
Foreign currency exchange loss	(595)	(0.50)%	(667)	(0.91)%	(275)	(0.67)%
Other expenses	(10)	(0.01)%	(10)	(0.01)%	(6)	(0.01)%

Other income (expenses)	(915)	(0.76)%	(861)	(1.18)%	(418)	(1.01)%

Income before income taxes and minority interests	7,535	6.30%	3,401	4.62%	4,267	10.44%

Income taxes	(2,401)	(2.01)%	(785)	(1.07)%	(354)	(0.86)%

Income before minority interests	5,134	4.29%	2,617	3.55%	3,913	9.58%

Minority interests share in profit (loss)	30	0.03%	26	0.03%	(51)	(0.12)%

Net income	5,164	4.32%	2,642	3.58%	3,862	9.46%

Other comprehensive income (loss)
Foreign currency translation adjustments	1,688	1.41%	1,353	1.84%	52	0.13%

Comprehensive income	6,852	5.73%	3,995	5.42%	3,914	9.59%

Comparison of Years ended December 31, 2008 and December 31, 2007.

Revenues.  Revenues increased approximately $46.24 million, or 63.04% to approximately $119.58million for the year ended December 31, 2008 from approximately $73.35 million for the same period in 2007.  This increase was mainly attributable to the significant increased sales of UPS, Telecom and alternative energy batteries in overseas markets during this period. We believe such sales increased as a direct result of active marketing strategies we adopted during this period. We have made significant efforts in exploring overseas sales and have successfully developed more overseas customers because of our quality and reputation in the industry.  In addition, we expanded our production capacity as of September 30, 2008, so we believe that we will be able to fulfill more orders from both existing customers and newly developed customers.

Cost of Sales.  Our cost of sales increased approximately $39.07 million, or 67.41% to approximately $97.04million for the year ended December 31, 2008 from approximately $57.97 million for the same period in 2007.  This increase was due to a substantial increase of our sales volume.  As a percentage of revenues, the cost of sales increased to 81.15% during the year ended December 31, 2008 from 79.03% for the same period of 2007.  Such increase of percentage was mainly attributable to the adoption of new strategies of promoting our sales by lowering the selling prices of our products during this period.  We were able to lower our sales prices by paying lower sales commission to our sales agents,

Gross Profit.  Our gross profit increased approximately $7.16 million, or 46.58% to approximately $22.55 million for the year ended December 31, 2008 from approximately $15.38 for the same period in 2007.  Gross profit as a percentage of revenues was 18.85% for the year ended December 31, 2008, a decrease of 2.12% from 20.97% for the same period of 2007.  Such percentage decrease was mainly due to the increased cost of goods sold as percentage of revenues as discussed above.

Salaries.  Salaries increased approximately $0.54 million, or 10.81% to approximately $5.57 million for the year ended December 31, 2008 from $5.02 million for the same period in 2007.  As a percentage of revenues, salaries decreased to 4.66% for the year ended December 31, 2008 from 6.85% for the same period in 2007.  The dollar increase of salaries was mainly attributable to a significant increase of the staff of overseas markets sales team and the new factory scale expansion. The percentage decrease was mainly attributable to the result of economies of scale due to the substantial increase of sales.

Stock-based compensation. Stock-based compensation which was included in salaries was approximately $3.85 million for the year ended December 31, 2008. The dollar of stock-based compensation remained same in the year 2008 compared to 2007. The stock-based compensation was attributable to the recognition of the make good provision expense for the year ended December 31, 2008 and 2007. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement.  In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  We achieved our net income threshold for 2007 and 2008 and as a result, approximately $3.85 million separately was recognized as an expense for 2007 and 2008 in accordance with SFAS No. 123R.

Sales Commission.  Sales commission increased approximately $0.33 million, or 26.72% to approximately $1.57 million for the year ended December 31, 2008 from approximately $1.24 million for the same period of 2007.  As a percentage of revenues, sales commission decreased to 1.31% for the year ended December 31, 2008 from 1.69 % for the same period of 2007. The dollar increase of sales commission was mainly attributable to a substantial increase of our sales volume. The percentage decrease was mainly attributable to new sales tactics to cut down sales commission as discussed above. We have established excellent longstanding customer relationships and have a good reputation in the battery industry. Therefore, we were able to pay a comparatively low commission rate to our sales agents for existing clients.

Shipping and handling cost.  Shipping and handling cost increased approximately $0.29 million, or 20.71% to approximately $1.68 million for the year ended December 31, 2008 from approximately 1.39 million for the same period of 2007.  As a percentage of revenues, shipping and handling cost decreased to 1.41% for the year ended December 31, 2008 from 1.90% for the same period of 2007. The dollar increase of shipping and handling was mainly attributable to the significantly increase in sales for the year ended December 31, 2008. The percentage decrease was mainly attributable to in change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses increased approximately $1.82 million, or 52.42% to approximately $5.28 million for the year ended December 31, 2008 from approximately 3.47 million for the same period of 2007.  As a percentage of revenues, other selling, general and administrative expenses decreased to 4.42% for the year ended December 31, 2008 from 4.73% for the same period of 2007. The dollar increase of other selling, general and administrative expenses was mainly attributable to the significantly expanded scale of our operations and continuing increase in sales for the year ended December 31, 2008. The percentage decrease was mainly attributable to the result of economies of scale due to the substantial increase of sales.

Income Before Income Taxes and Minority Interest.  Income before income taxes and minority interest increased approximately $4.13 million or 121.52% to approximately $7.53 million for the year ended December 31, 2008 from approximately $3.40 million for the same period of 2007.  Income before income taxes and minority interest as a percentage of revenues increased to 6.30% for the year ended December 31, 2008 from 4.64% for the same period of 2007.  The increase was mainly attributable to the result of economies of scale due to expanded scale of our operations and continuing increase in sales for the year ended December 31, 2008 as discussed above.

Income Taxes.  Income taxes increased approximately $1.62 million to approximately $2.40 million for the year ended December 31, 2008 from approximately $0.78 million for the same period of 2007.  We paid more taxes in 2008 mostly because of the increased income before income taxes and minority interests during this period compared to the same period of 2007. Furthermore, our income tax rate of Shenzhen Ritar increased to 18% since January 1, 2008 while during the same period of 2007 it was 7.5%.

Net Income.  Net income increased approximately $2.52 million, or 95.44% to approximately $5.16 million for the year ended December 31, 2008 from approximately $2.64 million for the same period of 2007. The increase of net income was mainly attributable to the factors discussed above.

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

Salaries.  Salaries increased approximately $4.4 million to approximately $5.02 million for the year ended December 31, 2007, from $0.62 million for the same period in 2006.  The increase of salaries was mainly attributable to the increased headcounts in accordance with expanded production and sales volume.  We also increased salaries and fringe benefits of the Company’s salespersons, the staff at management level and in our research and development department in order to retain and motivate our core team.

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

 Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased approximately $1.73 million, or 99.8%, to approximately $3.47 million for the year ended December 31, 2007, from approximately 1.73 million in 2006.  As a percentage of revenues, other selling, general and administrative expenses increased to 5% for the year ended December 31, 2007 from 4% in 2006.  The increase of other selling, general and administrative expenses was mainly attributable to the significantly expanded scale of our operations and sales for the year ended December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $8.3 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities	4,744	1,216	1,099
Net cash (used in) investing activities	(7,947)	(4,963)	(1,175)
Net cash provided by (used in) financing activities	6,289	7,151	530
Net cash inflow(outflow)	3.525	3,821	458

Operating Activities

Net cash provided by operating activities was approximately $4.74 million for the year ended December 31, 2008, which is an increase of approximately $3.52 million from net cash provided by operating activities of approximately $1.22 million for the same period of 2007.  The increase of cash provided by operating activities was mainly attributable to an increase of 2.52 million of our net income in the year 2008 compared to 2007 and a decrease of $2.19 million of advance payable ended December 31, 2008. The increase in cash flow was partly offset by our accounts receivable and income and other tax recoverable.

Net cash provided by operating activities was approximately $1.22 million for the year ended December 31, 2007, while in 2006 we had approximately $1.10 million net cash provided by operating activities.  The change of cash provided by operating activities was mainly attributable to an increase of approximately $2.6 million of our net income (not considering the approximate $3.85 stock-based compensation expense) in the year 2007 compared to 2006 and an increase of $4.01 million of bills payable ended December 31, 2007.  We issued bills payable to settle the purchase of raw materials and resulted in the increase of cash flows during the year ended December 31, 2007.  The increase in cash flows was partially offset by increases in inventories, accounts receivable and advance to suppliers.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the year ended December 31, 2008 was approximately $7.95 million, which is an increase of approximately $3.0 million from net cash used in investing activities of approximately $4.96 million for the same period in 2007.  The increase of cash used in investing activities was mainly due to the increase of payments to acquire property, plant and the equipment and land use right in our subsidiary Hengyang Ritar to build new production lines.

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

Financing Activities

Net cash provided by financing activities was approximately $6.29 million for the year ended December 31, 2008, while we had approximately $7.15 million net cash provided by financing activities during the same period in 2007.  The cash provided by financing activities changed because we received approximately $4.44 million in net borrowings proceeds from banks and approximately $1.85 million of released restrict cash during the year of 2008, while we received approximately $10.74 million in proceeds from a private placement but deposit restrict cash approximately $4.47 million during 2007.

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $7.15 million, which is an increase of approximately $6.62 million from approximately $0.53 million net cash provided by financing activities during the same period of 2006.  The increase of the cash provided by financing activities was mainly attributable to approximately $10.74 million net proceeds we received from the private placement transaction in February 2007.

Loan Facilities

We believe we currently maintain a good business relationship with many banks. As of December 31, 2008, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts	Beginning	Ending	Duration
Citibank (China) Co.	$0.15	24-Oct-08	16-Jan-09	3 months
Citibank (China) Co.	$0.54	24-Oct-08	21-Jan-09	3 months
Citibank (China) Co.	$0.13	24-Oct-08	16-Jan-09	3 months
Citibank (China) Co.	$0.39	26-Oct-08	23-Jan-09	3 months
Citibank (China) Co.	$1.07	26-Oct-08	23-Jan-09	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch.	$0.09	21-Oct-08	6-Feb-09	4 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.48	10-Dec-08	13-Feb-09	3 months
Citibank (China) Co.	$0.59	15-Dec-07	13-Mar-09	4 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.16	30-Dec-08	10-Apr-09	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$4.39	30-Sep-08	30-Sep-13	5years
Science and Technology Bureau of Bao An District	$0.15	20-Dec-07	20-Dec-09	2years
Total	$8.14
* Calculated on the basis that $1 = RMB6.8346

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

The Company invested approximately $15.5 million to complete the first phase, of which $10.7 million came from funds raised through the Company's private placement financing in February 2007 and the remaining $4.8 million came from internally generated funds. The second phase is expected to require $18.5 million which the Company plans to finance using internally generated funds and bank loans. We do not have plans to implement the second and third phase investments in Hengyang project in 2009.

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of December 31, 2008, Shenzhen Ritar had outstanding loans with an aggregate principal amount of approximately $2.87 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had two types of annual interest rates: 7% and 9%. All of these loans were paid off by March 20, 2009.

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

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $81,286 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $0.73 million with an interest rate of 7.30% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2008:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$8,133	$4,475	$3,658	-	-
Operating lease obligations	454	340	114	-	-
Capital Lease Obligations	1,771	1,771	-	-	-
Purchase Obligations	375	375	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$10,733	$6,961	$3,772	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2008.

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

Derivative Instruments - The Company enters into foreign currency derivative contracts to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances of its PRC subsidiary. The foreign currency derivative contract is recorded at fair value with unrealized gains and losses in the caption “Foreign Currency Exchange Loss” in the Company’s consolidated statement of operations and comprehensive income. During the year ended December 31, 2008 the Company entered into foreign currency forward contracts totaling $14 million to sell U.S Dollars for Renminbi (‘’RMB’’). As of December 31, 2008, $13 million of forward contracts remain which are expected to be settled by January to June, 2009. These contracts are expected to be settled monthly over the period until the maturity date.

At December 31, 2008 summary information about the forward contracts are as follows:

Forward Contracts
Notional Amount	$13 million
Rates	RMB 6.459 to 7.090
Effective date	January 30, 2008 to June 26, 2008

Maturity Dates	January 23, 2009 to June 26, 2009
Fair Value	$236,898

The derivative instruments are reported at their fair values under current liabilities $236,898 on the balance sheet as of December 31, 2008.

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2008, 2007 and 2006, research and development costs expensed to operating expenses were approximately $469,530, $266,598 and $213,628, respectively.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we will adopt SFAS 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first interim period of our fiscal year 2009. We do not expect that the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008. We do not expect that the adoption of FSP FAS 133-1 and FIN 45-4 will have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB ratified EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement. EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for reporting periods beginning after December 15, 2008, with early adoption allowed. We adopted EITF 08-5 in the fourth quarter of fiscal 2008. Our adoption of EITF 08-5 did not have an impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 provides guidance and illustrates key considerations for determining fair value in markets that are not active. FSP FAS 157-3 is effective upon issuance and must be applied to all periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 did not have an impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46 (R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. Our adoption of FSP 140-4 and FIN 46(R) did not have a material impact on our financial position, results of operations or cash flows.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2008, and 2007 begins on page F-1 of this Report.

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

Effective December 24, 2008, the Audit Committee of our Board of Directors approved the dismissal of Child, Van Wagoner & Bradshaw, LLC (“CVWB”) as the Company's independent registered public accounting firm.

CVWB’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2007 and 2006 and during the subsequent interim period through December 24, 2008, there were (1) no disagreements with CVWB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CVWB, would have caused CVWB to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss CVWB as the Company's independent auditor, the Audit Committee approved the engagement of Yu and Associates CPA Corporation (“Yu and Associates”) as the Company’s new independent registered public accounting firm. In March 2009, Yu and Associates changed its name to AGCA, Inc.

During the Company's two fiscal years ended December 31, 2007 and 2006 and through the subsequent interim period to December 24, 2008, the Company did not consult Yu and Associates with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Yu and Associates concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jiada Hu and Zhenghua Cai, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Hu and Cai concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

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

(c) Changes in internal control over financial reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During 2008, Shenzhen Ritar entered into eight bank acceptance agreements with China CITIC Bank, Shenzhen Branch, or the CITIC Bank, pursuant to which the CITIC Bank agreed to accept and pay when due certain of Shenzhen Ritar’s bills payable to suppliers with an aggregate amount of face value of approximately $4.32 million. Shenzhen Ritar was required to place a bank deposits with 25-30%, subject to ban decision, to the bills amount undertaken by the bank. The CITIC Bank guarantees payment of the bills at their respective maturity dates. These bills are interest-free with maturity dates of either three months or six months from their respective dates of issuance, among them, bills with aggregate face amount of approximately $1.32 million matured on March 12, 2009. Under the agreements, Shenzhen Ritar was also obligated to pay the CITIC Bank before the maturity dates 0.05% of the bills amount as handling charges.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the bank acceptance agreements. The foregoing description is qualified in its entirety by reference to the Form of Bank Acceptance Agreement filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on January 16, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jiada Hu	45	Chief Executive Officer, President, Secretary, Treasurer and Director
Jianjun Zeng	42	Chief Operating Officer and Director
Degang He	69	Chief Technology Officer
Zhenghua Cai	39	Chief Financial Officer
Charles C. Mo	57	Director
Yaofu Tang	62	Director
Xiongjie Wang	59	Director

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

CHARLES C. MO Mr. Mo is a Certified Public Accountant with twenty seven years of experience in public and corporate accounting and finance. Mr. Mo has held his CPA license since 1980. Mr. Mo has served in his current position as the General Manager of Charles Mo & Co. since June of 2005, focusing on general management duties. From October of 1999 to May of 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai. His duties included finance, logistics, production, and general management. From December of 1998 to September of 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to November 1998, he also served as Chief Financial Officer of Nike China, and his responsibilities included overseeing finance, human resources, and logistics. From January of 1995 to August 1996, Mr. Mo served as Controller for Polaroid China. From August of 1982 to December of 1994, Mr. Mo served as Finance and Audit Manager for Wang Laboratories. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for Ernst & Young and Thomas Allen, CPA. Mr. Mo received a Bachelor of Arts degree with a Business Administration major in 1974 from HK Baptist College. Mr. Mo received an MBA in accounting in 1976 from California State University-Fullerton. Mr. Mo has been the Vice Chairman of AMCHAM Shanghai since 2006, and was re-elected in November 2007. Mr. Mo has served on the Board of Governors of AMCHAM Shanghai since 2005 and will continue to do so during 2009. Mr. Mo was the Treasurer for AMCHAM Shanghai in 2005. He is a director of OmniaLuo, Inc. (OTC BB: OLOU).

YAOFU TANG Mr. Tang has more than 35 years of experience in computer industry. He was one of major developers of the first Chinese PC, Chinese MS-DOS and ROM dot-matrix Chinese Character font base. From 1996 to 2005, Mr. Tang was a director, group vice president of Beijing Funder Group, one of China’s most innovative and influential high-tech companies. Mr. Tang is currently the vice chairman of China Computer Industry Association and the chairman of Shenzhen Computer Industry Association. He has also served as President and CEO of Tangy Mobile Device, President of Joychips Technology Corporation and President of Wonderview Technology Co. Mr. Tang holds a Bachelor’s degree in Electronics from Peking University.

XIONGJIE WANG  Mr. Wang has over 20 years of working experience in the Chinese patent industry. From December 2002 to June 2005, Mr. Wang was the executive director and general manager of Shenzhen Zhongzhi Patent Agent Co., Ltd. Since June 2005, Mr. Wang has been the executive director, general manager of Shenzhen Xiongjie Patent & Trademark Agent Co., Ltd. Mr. Wang is currently a standing board member of All-China Patent Agents Association. Mr. Wang holds a Bachelor’s degree in Electric Automatic Control from Guizhou University of Technology in China.

Board Composition and Committees

The board of directors is currently composed of five member, Messrs. Jiada Hu, Jianjun Zeng, Charles C. Mo, Yaofu Tang, and Xiongjie Wang. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. The Board has determined that each of Messrs. Mo, Wang and Tang is an “independent director” (the “Independent Director”) as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”).

There are no arrangements or understandings between any of the directors and any other persons pursuant to which they were selected as directors. There are no transactions between the Company and any director that would require disclosure under Item 404(a) of Regulation S-K.

The Company has entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the Independent Directors. Under the terms of the Independent Director’s Contracts, the Company agreed to pay Mr. Mo an annual fee of $12,000, Mr. Tang an annual fee of $10,000 and Mr. Wang an annual fee of $10,000, as compensation for the services to be provided by them as Independent Directors. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the Independent Directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the Independent Directors in connection with any proceeding if the Independent Director acted in good faith and in the best interests of the Company.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Our current director holds no directorships in any other reporting companies.

On August 4, 2008, the Board of the Company, including the Independent Directors, established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee and appointed each of the Independent Directors to each committee. Mr. Mo was appointed as the Chair of the Audit Committee, Mr. Tang was appointed as the Chair of the Compensation Committee and Mr. Wang was appointed as the Chair of the Governance and Nominating Committee. The Board also determined that Mr. Mo possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission. Copies of the Audit Committee Charter, the Compensation Committee Charter, and the Governance and Nominating Committee Charter are attached as Exhibits 99.1, 99.2 and 99.3 to our current report on Form 8-K filed on August 5, 2008, respectively, and are incorporated herein by reference. Each committee charter will also be posted on the corporate governance page of the Company's website at www.ritarpower.com as soon as practicable.

Family Relationships

Except with respect to Mr. Zeng and Mr. Hu, there are no family relationships among our director or officers. Jianjun Zeng, our Chief Operating Officer is the brother-in-law of our Chief Executive Officer and director, Jiada Hu.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2008 and 2007. No executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Jiada Hu Director,	2008	51,980	5,288	3,853,401	3,910,669
CEO, President, Secretary,	2007	45,000	-	3,853,401	3,898,401
Treasurer (1)

Zhenghua Cai, Chief Financial	2008	25,990	-	-	25,990
Officer	2007	23,630	-	-	23,630

(1)
On February 16, 2007, we acquired Ritar in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Hu became our Chief Executive Officer, President, Secretary and Treasurer. On March 11, 2007, Mr. Hu became our sole director. Prior to the effective date of the reverse acquisition, Mr. Hu served Shenzhen Ritar as Chief Executive Officer and Chairman. The compensation shown in this table includes the amount Mr. Hu received from Shenzhen Ritar prior to the consummation of our reverse acquisition of Ritar on February 16, 2007 in addition to the compensation Mr. Hu received for his services for the remainder of 2007. In addition, in 2007, we recognized stock-based compensation of approximately $3.85 million. The 2007 stock-based compensation was attributable to the recognition of the make good provision expense for the year ended December 31, 2007. In connection with the private placement on February 16, 2007, our largest shareholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions. In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008. Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of China Ritar Power Corp. into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu. Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledgor and treated as an expense equal to the grant date fair value of the shares. We achieved our net income threshold for 2007 and 2008 and as a result, approximately $3.85 million separately was recognized as an expense for 2007 and 2008 in accordance with SFAS No. 123R.

(2)	Mr. Cai was appointed as our Chief Financial Officer on February 16, 2007.

Employment Agreements

On August 1, 2006, our subsidiary, Shenzhen Ritar, entered into employment agreements with Jiada Hu, our Chief Executive Officer, President, Secretary and Treasurer, and Zhenghua Cai, our Chief Financial Officer. The term of each employment agreement is three years. The employment agreements provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Hu’s employment agreement provides for an annual salary of approximately ￥360,000, and Mr. Cai’s employment agreement provides for an annual salary of approximately ￥180,000. The employment agreements do not entitle the executives to severance payments or payments following a change in control.

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2008.

Director Compensation

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jaida Hu(1)	57,268	3,853,401	-	-	-	3,910,669
Jianjun Zeng	34,656	-	-	-	-	34,656
Charles C. Mo	6,000	-	-	-	-	6,000
Yaofu Tang	5,000	-	-	-	-	5,000
Xiongjie Wang	5,000	-	-	-	-	5,000
(1) Mr. Hu does not receive additional compensation for his service as our director. The compensation disclosed herein is his compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 11, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Ritar Power Corp., Room 405, Tower C, Huahan Building, 16 Langshan Road, North High-Tech Industrial Park, Nanshan District, Shenzhen, 518057, China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors
Jiada Hu(3)(4)(5)	CEO, President, Secretary, Treasurer and Director	Common Stock $0.001 par value	8,315,825	43.45%
Jianjun Zeng	Chief Operating Officer	Common Stock $0.001 par value	701,680	3.66%
Degang He	Chief Technology Officer	Common Stock $0.001 par value	0	0
Zhenghua Cai	Chief Financial Officer	Common Stock $0.001 par value	0	0
All officers and directors as a group (4 persons named above)		Common Stock $0.001 par value	9,017,505	47.11%
5% Securities Holder
Pope Asset Management, LLC 5100 Poplar Ave., Suite 805 Memphis, TN 38137(6)		Common stock $0.001 par value	3,810,291	19.91%
Pope Investments LLC(7) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,223,575	11.62%
William P. Wells(8) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,523,364	13.18%
Henying Peng(5)(9)		Common Stock $0.001 par value	8,315,825	43.45%

* Less than 1%

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)A total of 19,134,992 shares of our common stock as of March 11, 2009 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

(3)In order to induce certain individuals to loan money to us in the aggregate amount of approximately $762,500, Mr. Jiada Hu, in July 2006 granted these lenders a right to purchase from Mr. Hu 161,408 shares of our common stock in aggregate. The right to purchase Mr. Hu’s shares of our common stock can be exercised within three years at the exercise price of $2.14 per share.

(4)Includes 701,680 shares of our common stock owned by Henying Peng, Mr. Jiada Hu’s wife.

(5)Includes 3,601,309 shares that have been placed in escrow, pursuant to a make good escrow agreement, dated as of February 16, 2007.

(6)Includes 1,086,716 shares of common stock held by Pope Asset Management, LLC on behalf of its clients, 2,223,575 shares of common stock and 411,215 shares underlying the common stock purchase warrants owned and held by Pope Investments LLC and 500,000 shares of common stock held and owned by Pope Investments II LLC. Pope Asset Management, LLC is the investment advisor for Pope Investments LLC and Pope Investments II LLC. The foregoing information is derived from a Schedule 13G filed with the SEC on February 6, 2009.

(7)Includes 2,223,575 shares of common stock and 411,215 shares underlying the warrant to purchase shares of our common stock. The foregoing information is derived from a Schedule 13G filed with the SEC on February 6, 2009.

(8) Includes 1,086,716 shares of common stock held by Pope Asset Management, LLC on behalf of its clients, 2,223,575 shares of common stock and 411,215 shares underlying the common stock purchase warrants owned and held by Pope Investments LLC and 500,000 shares of common stock held and owned by Pope Investments II LLC. Mr. Wells is the Chief Manager of Pope Asset Management, LLC and Pope Asset Management, LLC is investment advisor to Pope Investments LLC and Pope Investments II LLC, therefore Mr. Wells could be deemed to be beneficial owner of these securities. The foregoing information is derived from a Schedule 13G filed with the SEC on February 6, 2009.

(9)Includes 7,614,145 shares of our common stock owned by Mr. Hu, Henying Peng’s husband.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, or one percent of the average of the Company's total assets at year end of 2007 and 2008. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

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

•
In 2007, the Company loaned money to our executive officers, Jiada Hu and Jianjun Zeng. The loans are unsecured, non-interest bearing and repayable on demand. The balances due from the officers were $206,175 as of December 31, 2007. Mr. Hu and Mr. Zeng paid off the loans in July 2008.

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

Director Independence

We currently have three independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market. Our independent directors are Messrs. Mo, Wang and Tang.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Child Van Wagoner & Bradshaw, PLLC served as our independent accountants for the fiscal year ended December 31, 2007 and Yu and Associates CPA Corporation served as our independent accountants for the fiscal year ended December 31, 2008.

During the fiscal years ended December 31, 2008 and December 31, 2007, fees for services provided by Child Van Wagoner & Bradshaw, PLL and Yu and Associates CPA Corporation, respectively were as follows:

	2008	2007
Audit fees(1)	$120,000	$111,000
Audit-related fees		0
Tax fees(2)	1,000	1,000
All other fees
Total	121,000	112,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Yu and Associates CPA Corporation for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibits (including those incorporated by reference).

Exhibit No.	Description

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

3.3	Amended and Restated Bylaws of the registrant adopted on August 4, 2008 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 5, 2008].

4.1	Form of Registration Rights Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.2	Form of Lock-up Agreement, dated February 16, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on February 22, 2007].

4.4	Common Stock Purchase Warrant, dated February 16, 2007 [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on February 22, 2007].

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

10.25
Independent Director’s Contract dated August 4, 2008 by and between the registrant and Charles Mo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 5, 2008].

10.26
Independent Director’s Contract dated August 4, 2008 by and between the registrant Yaofu Tang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 5, 2008].

10.27
Independent Director’s Contract dated August 4, 2008 by and between the registrant and Xiongjie Wang. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 5, 2008].

10.28
Indemnification Agreement dated August 4, 2008 by and between the registrant and Charles Mo. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 5, 2008].

10.29
Indemnification Agreement dated August 4, 2008 by and between the registrant and Yaofu Tang. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on August 5, 2008].

10.30
Indemnification Agreement dated August 4, 2008 by and between the registrant and Xiongjie Wang. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on August 5, 2008].

14	Business Ethics Policy and Code of Conduct, dated February 16, 2007 [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007].

21	Subsidiaries of the registrant.*

23.1	Consent of Child, Van Wagoner & Bradshaw, PLLC date March 26, 2009.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1
Press release announcing its financial results for the fiscal quarter ended December 31, 2007 dated March 28, 2008. [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on March 28, 2008].

99.2
Press release announcing its financial results for the fiscal quarter ended March 31, 2008 dated May 15, 2008. [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on May 16, 2008].

99.3
Press release announcing that sales of the Company’s lead-acid batteries to be used in solar and wind energy systems experienced significant growth in the second quarter of 2008 dated July 15, 2008. [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on July 15, 2008].

99.4
Press release announcing its financial results for the fiscal quarter ended June 30, 2008 dated August 13, 2008. [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on August 13, 2008].

99.4
Press release announcing its financial results for the fiscal quarter ended September 30, 2008 dated November 10, 2008. [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on November 10, 2008].

99.5	Audit Committee Charter adopted August 4, 2008 [Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on August 5, 2008].

99.6	Compensation Committee Charter adopted August 4, 2008 [Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on August 5, 2008].

99.7	Governance and Nominating Committee Charter adopted August 4, 2008 [Incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on August 5, 2008].
* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RITAR POWER CORP.

By:	/s/Jiada Hu
Jiada Hu
Chief Executive Officer

Date: March 31, 2009

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

Signature	Capacity	Date

/s/ Jiada Hu	President and Chief Executive Officer	March 31, 2009
Jiada Hu	(Principal Executive Officer) and Director

/s/ Zhenghua Cai	Chief Financial Officer (Principal Financial	March 31, 2009
Zhenghua Cai	Officer and Principal Accounting Officer)

/s/ Jianjun Zeng	Chief Operation Officer and Director	March 31, 2009
Jianjun Zeng

/s/ Charles C. Mo	Director	March 30, 2009
Charles C. Mo

/s/ Yaofu Tang	Director	March 31, 2009
Yaofu Tang

/s/ Xiongjie Wang	Director	March 27, 2009
Xiongjie Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
China Ritar Power Corp.
Shenzhen, The People’s Republic of China

We have audited the consolidated balance sheet of China Ritar Power Corp. (the Company) as of December 31, 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ritar Power Corp. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Ritar Power Corp.
Shenzhen, China

We have audited the accompanying balance sheet of China Ritar Power Corp.  and subsidiaries as of December 31, 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  China Ritar Power Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Consolidated financial statements of China Ritar Power Corp. and subsidiaries for the year ended December 31, 2007 were audited by other auditors whose report dated March 27, 2008 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ritar Power Corp.  and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

(Signed) AGCA, Inc.

Arcadia, California
March 7, 2009

Member:	Registered:
American Institute of Certified Public Accountants	Public Company Accounting Oversight Board
California Society of Certified Public Accountants

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,300,472	$4,775,562
Accounts receivable, net of allowances of $1,311,759 and $670,327	20,015,989	12,042,973
Inventory	14,578,230	11,850,682
Advance to suppliers	1,340,107	3,328,039
Other current assets	3,564,793	577,493
Restricted cash	4,387,679	5,857,637

Total current assets	52,187,270	38,432,386

Non-current assets:
Property, plant and equipment, net	10,905,369	2,848,630
Construction in progress	3,089,854	3,425,473
Intangible assets, net	17,088	18,083
Land use right	476,687	451,456
Rental and utility deposits	82,801	-
Due from related parties	-	206,175

Total assets	$66,759,069	$45,382,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,483,218	$10,878,649
Income and other taxes payable	2,941,267	1,168,938
Accrued salaries	447,022	300,552
Bills payable	4,321,915	4,012,797
Derivative instruments	236,898	-
Other current liabilities	2,808,483	1,939,708
Current portion of long term loans	877,886	170,903
Short-term loans	3,596,955	3,089,922

Total current liabilities	28,713,644	21,561,469

Long-term liabilities:
Long-term loans	3,657,859	136,722

Total liabilities	32,371,503	21,698,191

Minority interest	-	28,058

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 19,134,992 and 19,000,996 shares issued and outstanding	19,135	19,001
Additional paid-in capital	19,222,727	15,343,481
Retained earnings	12,053,205	6,889,145
Accumulated other comprehensive income	3,092,499	1,404,327

Total stockholders’ equity	34,387,566	23,655,954

Total liabilities and stockholders’ equity	$66,759,069	$45,382,203

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2008	2007	2006

Revenue	$119,584,496	$73,347,126	$40,933,239

Cost of sales	97,038,927	57,966,383	32,645,723

Gross profit	22,545,569	15,380,743	8,287,516
Operating expenses
Salaries	5,566,788	5,023,918	621,580
Sales commission	1,566,177	1,235,936	507,111
Shipping and handling cost	1,680,355	1,392,002	738,805
Other selling, general and administrative expenses	5,283,065	3,466,151	1,734,526
	14,096,385	11,118,007	3,602,022

Operating profit	8,449,184	4,262,736	4,685,494

Other income and (expenses)
Interest income	200,346	51,143	6,546
Government grants	-	39,385	-
Gain on disposal of a subsidiary	-	-	37,491
Other income	2,222	2,816	2,506
Interest expenses	(511,755)	(278,239)	(184,540)
Foreign currency exchange loss	(594,800)	(666,687)	(274,803)
Other expenses	(10,456)	(9,790)	(5,760)

Other (expenses)	(914,443)	(861,372)	(418,560)

Income before income taxes and minority interests	7,534,741	3,401,364	4,266,934

Income taxes	(2,400,314)	(784,724)	(353,436)

Income before minority interests	5,134,427	2,616,640	3,913,498

Minority interests share profit (loss )	29,633	25,567	(51,145)

Net income	5,164,060	2,642,207	3,862,353

Other comprehensive income
Foreign currency translation adjustment	1,688,172	1,352,967	51,961

Comprehensive income	$6,852,232	$3,995,174	$3,914,314

Earnings per share:
- Basic	$0.27	$0.15	$0.33
- Diluted	$0.27	$0.14	$0.33

Weighted average number of shares outstanding:
- Basic	19,127,598	18,066,371	11,694,663
- Diluted	19,127,598	18,865,804	11,694,663

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Shareholder
	Shares	Amount	capital	Earnings	income	Equity
Balances at December 31, 2005	11,694,663	$11,695	$953,731	$384,585	$(601)	$1,349,410
Additional paid in capital	-	-	1,000	-	-	1,000
Net income for the year	-	-	-	3,862,353	-	3,862,353
Foreign currency translation difference	-	-	-	-	51,961	51,961

Balances at December 31, 2006	11,694,663	11,695	954,731	4,246,938	51,360	5,264,724
Recapitalization – reverse merger	1,400,017	1,400	(1,400)	-	-	-
Issuance of common shares for fund raising	5,724,292	5,724	12,244,276	-		12,250,000
Cost of raising capital	-	-	(1,835,952)	-		(1,835,952)
Share issued to placement agent at $2.14 per share	135,295	135	289,396			289,531
Cost of raising capital by placement agent	-	-	(289,531)	-	-	(289,531)
Stock-based compensation – make good provision			3,853,401			3,853,401
Net income for the year	-	-	-	2,642,207		2,642,207
Foreign currency translation difference	-	-	-	-	1,352,967	1,352,967
Share issued for warrants exercised	46,729	47	128,560	-	-	128,607

Balances at December 31, 2007	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$23,655,954
Issuance of common stock with cashless exercise of warrants	124,651	125	(125)	-	-	-
Issuance of common stock by exercise of warrants at $2.78	9,345	9	25,970	-	-	25,979
Stock-based compensation make good provision	-	-	3,853,401	-	-	3,853,401
Net income for the year	-	-	-	5,164,060	-	5,164,060
Foreign currency translation difference	-	-	-	-	1,688,172	1,688,172

Balances at December 31, 2008	19,134,992	$19,135	$19,222,727	$12,053,205	$3,092,499	$34,387,566

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
Operating activities
Net income	$5,164,060	$2,642,207	$3,862,353
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation of property, plant and equipment	972,214	545,259	349,533
Amortization of intangible assets and land use right	12,352	-	-
Allowance of bad debts	586,618	277,868	43,572
Gain on disposal of a subsidiary	-	26,977	(37,491)
Gain on disposal of property, plant and equipment	3,088	-	-
Stock-based compensation – make good provision	3,853,401	3,853,401	-
Allowance for inventory valuation and slow moving items	488,685	263,365	-
Unrealized loss on derivative instruments	233,795	-	-
Minority interests	(29,633)	(25,567)	51,145

Changes in operating working capital items:
Accounts receivable	(7,621,370)	(4,322,035)	(4,233,957)
Inventory	(2,359,983)	(5,517,416)	(2,296,266)
Advance to suppliers	2,192,326	(3,122,870)	(69,417)
Other current assets	(2,816,955)	(224,964)	(294,077)
Rental and utility deposit	(81,717)	-	-
Accounts payable	1,818,618	2,102,486	2,529,262
Income and other tax payable	1,668,182	(543,353)	665,020
Accrued salaries	123,742	72,656	79,669
Bills payable	27,228	3,853,122	-
Other current liabilities	509,088	1,334,564	449,643
Net cash provided by operating activities	4,743,739	1,215,700	1,098,989

Investing activities
Repayment of loan from related parties	217,750	496,618	-
Loan to related parties	-	-	(368,221)
Purchase of property, plant and equipment	(8,216,819)	(5,026,809)	(718,378)
Purchase of intangible assets	(3,760)	-	(27,369)
Acquisition of land use right	-	(433,117)	-
Acquisition of further 20% in Shanghai Ritar	-	-	(74,958)
Sales proceeds of disposal of property, plant and equipment	55,951	-	-
Sales proceeds of disposal of subsidiary of Ribitar net of cash	-	-	14,123
Net cash used in investing activities	(7,946,878)	(4,963,308)	(1,174,803)

Financing activities
Proceeds from issuance of stock	-	10,737,791	1,000
Proceeds from stock issued for warrant exercised	134	128,607	-
Proceeds from other loan borrowings	-	137,940	989,739
Proceeds from bank borrowings	33,213,856	6,977,630	6,214,468
Repayment of other loan borrowings	-	(568,431)	(613,889)
Repayment of bank borrowings	(28,775,962)	(5,792,623)	(4,655,727)
Deferred offering costs	-	-	(308,951)
Restricted cash	1,851,001	(4,470,300)	(1,096,932)
Net cash provided by financing activities	6,289,029	7,150,614	529,708

Effect of exchange rate changes in cash	439,020	417,713	4,235

Net increase in cash and cash equivalents	3,524,910	3,820,719	458,129

Cash and cash equivalents, beginning of year	4,775,562	954,843	496,714

Cash and cash equivalents, end of year	$8,300,472	$4,775,562	$954,843

Supplemental disclosure of cash flow information
Cash paid during the year
Interest paid	$511,755	$199,149	$459,339
Income taxes paid	$623,299	$274,427	$76,016

Non-cash financing activities
Issuance of common stock for cashless exercise of warrants	$125	$-	$-

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited  “Shanghai Ritar”).  On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts.  The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has two operating subsidiaries:  Shenzhen Ritar and Shanghai Ritar.  Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003.  Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu.

In November 2006, China Ritar formed a subsidiary in Guangdong Province in China called Ritar Power (Huizhou) Co., Ltd. (“Huizhou Ritar”).  Huizhou Ritar is not yet operating.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Zhenjie Gong and Mr. Wanxiu He sold the shares to Mr. Jiada Hu.  After the transfer, Mr. Jiada Hu became the major shareholder, owning 81% of the shareholdings.

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

On July 5, 2006, Shenzhen Ritar acquired further 20% interest in Shanghai Ritar for a consideration of $74,958 (equivalent to RMB600,000).  On the same date, Shenzhen Ritar was registered as a shareholder with 95% interest in Shanghai Ritar.

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006.  The planned investment amount is $30 million, and registered capital is $12 million.  As of December 31, 2008, Huizhou Ritar did not commence its operations yet.

Hengyang Ritar Power Co., Limited

On April 20, 2007, Shenzhen Ritar formed a new wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC.  Hengyang Ritar’s principal activity is to manufacture and sell plate and lead-acid battery and it commenced its business on April 27, 2008.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries (“the Company”) consist of research and development, manufacturing and selling of rechargeable batteries.  All activities of the Company are principally conducted by subsidiaries operating in the PRC.

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

Restricted Cash- Deposits in banks pledged as securities for bank loan and bills payable (Note 8) that are restricted in use are classified as restricted cash under current assets.

Inventory- Inventory is stated at the lower of cost or market, determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable – Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provision policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

Building	30 years
Leasehold improvement	5 years
Plant and machinery	5-10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Intangible asset – Intangible assets are stated at cost. Amortization are provided on the straight-line method based on the estimated useful lives of the assets as follow:

Computer software	5 years

The Company accounts for its intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments - The Company enters into foreign currency derivative contracts to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances of its PRC subsidiary. The foreign currency derivative contract is recorded at fair value with unrealized gains and losses in the caption “Foreign Currency Exchange Loss” in the Company’s consolidated statement of operations and comprehensive income. During the year ended December 31, 2008 the Company entered into foreign currency forward contracts totaling $14 million to sell U.S Dollars for Renminbi (‘’RMB’’). As of December 31, 2008, $13 million of forward contracts remain which are expected to be settled by January to June, 2009. These contracts are expected to be settled monthly over the period until the maturity date.
At December 31, 2008 summary information about the forward contracts are as follows:

Forward Contracts
Notional Amount	$13 million
Rates	RMB 6.459 to 7.090
Effective date	January 30, 2008 to June 26, 2008

Maturity Dates	January 23, 2009 to June 26, 2009
Fair Value	$236,898

The derivative instruments are reported at their fair values under current liabilities $236,898 on the balance sheet as of December 31, 2008.

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2008, 2007 and 2006, research and development costs expensed to operating expenses were approximately $469,530, $266,598 and $213,628, respectively.

Advertising Costs- The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $80,443, $7,332 and $12,279 for the years ended December 31, 2008, 2007 and 2006 respectively.

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

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses.  During the years ended December 31, 2008, 2007 and 2006, the Company has provided warranty expenses amounting to approximately $395,799, $222,620 and $128,796, respectively, which are included in its selling expenses (see Note 25).

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31, 2008
Balance sheet	RMB6.8346 to US$1.00
Statement of income and comprehensive income	RMB6.9253 to US$1.00

December 31, 2007
Balance sheet	RMB7.3141 to US$1.00
Statement of income and comprehensive income	RMB7.6172 to US$1.00

December 31, 2006
Balance sheet	RMB7.8175 to US$1.00
Statement of income and comprehensive income	RMB7.9819 to US$1.00

Fair Value of Financial Instruments – The Company adopted SFAS 157, Fair Value Measurements (SFAS 157).  SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted price for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, imputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value measurements of these derivative instruments and investments were determined using the following inputs as of December 31, 2008:

Liabilities:	Total	Significant Other Observable Inputs (Level 2)

Derivative Instruments (note a)	$236,898	$236,898

Note a: Reported under current liabilities $236,898 on the balance sheet as of December 31, 2008.  (Please refer to the note above on derivative instruments).  The fair value is the face value of the instruments.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2008, 2007 and 2006 shipping and handling costs expensed to other selling, general and administrative expenses were $1,680,355, $1,392,002 and $738,805, respectively.

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s results of operations and financial position.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because the Company does not issue financial guarantee insurance contracts, the Company does not expect the adoption of this standard to have an effect on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company does not have convertible debt, the Company does not expect the adoption of this standard to have an effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, the Company will adopt SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities beginning with the first interim period of the Company’s fiscal year 2009.  The Company does not expect that the adoption of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008.  The Company do not expect that the adoption of FSP FAS 133-1 and FIN 45-4 will have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2008, the FASB ratified EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement. EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for reporting periods beginning after December 15, 2008, with early adoption allowed. The Company adopted EITF 08-5 in the fourth quarter of fiscal 2008.  Adoption of EITF 08-5 did not have an impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 provides guidance and illustrates key considerations for determining fair value in markets that are not active. FSP FAS 157-3 is effective upon issuance and must be applied to all periods for which financial statements have not been issued. Adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46 (R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. Adoption of FSP 140-4 and FIN 46(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.  Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	As of December 31,
	2008	2007

Cash at bank	$8,263,889	$4,733,428
Cash on hand	36,583	42,134

Total	$8,300,472	$4,775,562

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	As of December 31,
	2008	2007

Accounts receivable – pledged to banks	$-	$233
Accounts receivable – others	21,327,748	12,713,067
	21,327,748	12,713,300
Less: allowances for doubtful accounts	(1,311,759)	(670,327)
Total	$20,015,989	$12,042,973

Concentrations in accounts receivable - At December 31, 2008, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,863,740 representing 24% of total accounts receivable in aggregate.  At December 31, 2007 four customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,640,979 representing 30% of total accounts receivable in aggregate

Accounts receivable pledged to banks - Pursuant to a financing agreement, the Company’s principal bank acts as its asset based lender for the majority of its receivables, which are assigned on a pre-approved basis.  At December 31, 2008 and 2007, the financing charge amounted to 1.5 times of the PRC prime rate on the receivables assigned.

The Company pledged account receivables for short term financing.  The bank will usually provide 80% of the amount of the account receivables in advance. The amount of account receivables pledged to banks at December 31, 2008 and 2007 were $Nil and $233, respectively.

6.  Inventory

Inventory by major categories are summarized as follows:

	As of December 31,
	2008	2007

Raw materials	$2,111,996	$1,609,307
Work in progress	9,468,922	5,138,735
Finished goods	3,774,325	5,366,005
	15,355,243	12,114,047
Less: allowance for valuation and slowing moving item	(777,013)	(263,365)
Total	$14,578,230	$11,850,682

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Current Assets

Other current assets consist of the following:

	As of December 31,
	2008	2007

Notes receivable	$155,714	$53,322
Advance to staff and deposit, net of allowances for bad debts of $145,501 and $99,346	374,725	524,171
Value added tax recoverable	3,034,354	-

Total	$3,564,793	$577,493

8. Restricted Cash and Bills Payable

Restricted cash consists of the following:

	As of December 31,
	2008	2007

Bank deposit held as collateral for bank loan and bills payable	$4,387,679	$5,857,637

	$4,387,679	$5,857,637

At December 31, 2008 and 2007, restricted cash of $4,387,679 and $5,857,637 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15).

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar Power Co., Ltd.(“Shenzhen Ritar”), has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch, Citibank, Shenzhen Branch, DBS bank, Shenzhen Branch and Bank of China, Hengyang Branch (the “Bank”).  Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $4 million.  The Company is required to place a bank deposit with 25-30%, subject to bank decision, to the bills amount undertaken by the bank. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of December 31,
	2008	2007
At cost:
Building	$5,311,491	$-
Leasehold improvement	367,032	60,306
Plant and machinery	6,184,050	3,083,225
Furniture, fixtures and equipment	438,818	315,758
Motor vehicles	1,034,238	926,765

Total	13,335,629	4,386,054

Less: accumulated depreciation and amortization	(2,430,260)	(1,537,424)
Net book value	$10,905,369	$2,848,630

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

As of December 31, 2008 and 2007, certain property, plant and machinery with the net book value of $3,866,654 and $Nil, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 16.

During the year ended December 31, 2008, depreciation expenses amounted to $972,214, among which $753,581, $129,313 and $89,320 were recorded as cost of sales, selling expense and administrative expense respectively.

During the year ended December 31, 2007, depreciation expenses amounted to $545,259, among which $449,544, $66,920 and $28,795 were recorded as cost of sales, selling expense and administrative expense respectively.

During the year ended December 31, 2006, depreciation expenses amounted to $349,533, among which $311,348, $24,660 and $13,525 were recorded as cost of sales, selling expense and administrative expense respectively.

10.  Intangile assets

Intangile assets consist of the following:

	As of December 31,
	2008	2007
At cost:
Computer software	$27,861	$22,474
Accumulated amortization	(10,773)	(4,391)
Net book value	$17,088	$18,083

During the year ended December 31, 2008, 2007 and 2006, amortization expenses amounted to $5,995, $4,391 and $nil were recorded as administrative expense respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Land Use Right

	As of December 31,
	2008	2007

Right to use land	$483,129	$451,456
Accumulated amortization	(6,442)	-

	476,687	451,456
Less: current portion	(9,663)	-

Non-current portion	$467,024	$451,456

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As the subsidiary was newly established during the year ended December 31, 2007, there was no amortization expense of the land use right incurred for the year.

As of December 31, 2008 and 2007, all of land use right with the net book value of $476,687 and $Nil, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 16.

During the year ended December 31, 2008, amortization expenses amounted to $6,357 was recorded as administrative expense.

The estimated amortization expense for land use right for each of the next five years is about $9,663.

12.  Amounts Due From Related Parties

Amount due from related parties consist of the following:

	As of December 31,
	2008	2007

Amount due from related parties
Mr. Jiada Hu	$-	$164,499
Mr. Jianjun Zeng	-	41,676
Total	$-	$206,175

The amounts due from related parties as of December 31, 2007 represented unsecured advances which were interest-free and repayable on demand.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Related Party Transactions

(a)
Names and relationship of related parties	Existing relationships with the Company

Ritar International Group Limited	Subsidiary

Shanghai Ritar Power Co., Limited	Subsidiary

Ritar Power (Huizhou) Co., Limited	Subsidiary
Hengyang Ritar Power Co., Limited	Subsidiary

Grand Power Group (Hong Kong) Limited (Formerly known as Hong Kong Ritar Power (Group) Co., Limited)	A company controlled by close family members of a director

Mr. Jiada Hu	A director, shareholder and officer of the Subsidiary
Mr. Bin Liu	A director and officer of the Subsidiary
Ms. Henying Peng	A director and officer of the Subsidiary
Mr. Jianhan Xu	A director and officer of the Subsidiary
Mr. Jianjun Zeng	A director and officer of the Subsidiary
Mr. Hongwei Zhu	An officer of the Subsidiary

(b)           Summary of related party transactions

	For the years ended December 31,
	2008	2007	2006

Salary paid to Directors:
Mr. Jiada Hu	$57,268	$45,000	$39,389
Mr Bin Liu	9,816	8,665	6,765
Ms Henying Peng	20,360	15,281	10,073
Mr Jianhan Xu	-	8,665	7,517
Mr Jianjun Zeng	33,126	23,631	18,041
Mr Hongwei Zhu	9,975	8,665	8,569

Total	$130,545	$109,907	$90,354
Rent paid to a director:
Mr. Jiada Hu	$-	$21,672	$36,197

Guarantee given by an affiliate company:
Bank borrowing from Ka Wah Bank Limited of $282,051 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$-	$24,858
Other borrowing from Pacific Insurance of $192,308 guaranteed by Hong Kong Ritar Power (Group) Co., Limited, an affiliate company in which Jiada Hu is the director.	$-	$-	$16,949

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Income and Other Tax Payables

Income and other tax payables consist of the following:

	As of December 31,
	2008	2007

Value added tax payable	$-	$130,862
Income tax payable (see Note 18)	2,875,840	1,008,050
Individual income withholding tax payable	13,235	7,692
Other taxes payable	52,192	22,334
Total	$2,941,267	$1,168,938

15.  Other Current Liabilities

Other current liabilities consist of the following:

	As of December 31,
	2008	2007

Other payable and accrued expenses	$1,175,355	$761,175
Advance from customers	1,633,128	1,178,533
Total	$2,808,483	$1,939,708

16.  Short-term Loans

Short-term loans as of December 31, 2008 and 2007 consist of the following:

				As of December 31,
Bank	Loan period	Interest rate	Secured by	2008	2007

Citibank	2008-10-24 to 2009-1-16	9%	Deposit	$146,314	$-
Citibank	2008-10-24 to 2009-1-21	9%	Deposit	540,470	-
Citibank	2008-10-24 to 2009-1-16	9%	Deposit	132,576	-
Citibank	2008-10-26 to 2009-1-23	9%	Deposit	389,059	-
Citibank	2008-10-26 to 2009-1-23	9%	Deposit	1,074,085	-
DBS bank	2008-10-21 to 2009-2-6	8%	Deposit	85,239	-
DBS bank	2008-12-10 to 2009-2-13	7%	Deposit	481,630	-
Citibank	2008-12-15 to 2009-3-13	7%	Deposit	585,257	-
DBS bank	2008-12-30 to 2009-4-10	7%	Deposit	162,325	-
Citibank	2007-10-25 to 2008-01-23	6%	Deposit	-	150,395
Citibank	2007-10-26 to 2008-01-23	6%	Deposit	-	341,806
Citibank	2007-10-29 to 2008-01-23	6%	Deposit	-	273,444
Citibank	2007-11-16 to 2008-02-05	7%	Deposit	-	683,611
Citibank	2007-11-16 to 2008-02-05	7%	Deposit	-	410,167
Citibank	2007-11-16 to 2008-03-10	7%	Deposit	-	273,444
Citibank	2007-12-13 to 2008-03-10	10%	Deposit	-	273,444
Citibank	2007-12-13 to 2008-03-10	10%	Deposit	-	273,444
Citibank	2007-12-24 to 2008-03-20	10%	Deposit	-	410,167

				$3,596,955	$3,089,922

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Loans

As of December 31, 2008 and 2007, the Company has the following long-term loans:

	As of December 31,
	2008	2007

Bank borrowing from DBS bank is financed for $4,389,431 with interest at 9.072% flat p.a. with monthly principal payment of $81,286 from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right as disclosed in note 9 and note 10, respectively.	$4,389,431	$-

Bank borrowing from DBS is financed for $319,795, with interest at 9.45% flat p.a. with monthly principal payment $13,325 from 2006-12-04 to 2008-12-04, secured by Mr. Jiada Hu and Ms. Henying Peng.	-	170,903

Other borrowing from Department of Science and Technology of Bao An is financed for $146,314 with interest free from 2007-12-20 to 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	146,314	136,722

Total loans	4,535,745	307,625
Less: current portion	(877,886)	(170,903)
Long-term loans, less current portion	$3,657,859	$136,722

Future maturities of long-term loans are as follows as of December 31,

2009	877,886
2010	975,429
2011	975,429
2012	975,429
2013	731,572

Total	$4,535,745

18.  Minority Interest

Minority interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar.  As of December 31, 2008, 2007 and 2006, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

The 5% equity interest of Shanghai Ritar in 2008, 2007 and 2006 that are not owned by the Company is shown as “Minority interests” in the 2008, 2007 and 2006 Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.  The applicable income tax rates for the Company for the years ended December 31, 2008, 2007 and 2006 are 34%.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”). Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004.  For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. From 2008, Shenzhen Ritar was charged on preferential enterprise income tax rate at 18% which is determined by the tax authority.

Shanghai Ritar was charged at 2.31% of its total revenue in 2007 while the tax rate was charged on the taxable income with tax rate 25% from 2008.

Hengyang Ritar commenced its business on April 27, 2008 and was subject to an income tax rate of 25%.

Huizhou Ritar did not commence business in 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2008 and 2007.  There are no net operating loss carry forwards at December 31, 2008 and 2007.

The provision for income taxes consists of the following:

	For the years ended December 31,
	2008	2007	2006
Current tax
- PRC	$2,400,314	$784,724	$353,436
- Deferred tax provision	-	-	-

Total	$2,400,314	$784,724	$353,436

20. Common Stock and Warrant Transactions

●	Common stock

During 2008, the Company issued 124,651 shares of common stock for the cashless exercise of 163,550 warrants.

During 2008, the Company issued 9,345 shares of common stock by exercise of warrants at $2.78.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Warrant

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

The total number of warrants outstanding as of December 31, 2008 was 1,384,337.

Warrant	No. of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,557,232	2.66	2.17	6,493,657
Granted	-	-	-	-
Exercised	(172,895)	2.78	-	-

Outstanding at December 31, 2008	1,384,337	2.65	1.17	2,630,240

Exercisable at December 31, 2008	1,384,337	2.65	1.17	2,630,240

21. Stock-Based Compensation – Make Good Escrow Agreement

In connection with the private placement on February 16, 2007, the largest stockholder of the Company, Mr. Jiada Hu entered into a Make Good Escrow Agreement (“Make Good Agreement”) with the private placement investors. Pursuant to the escrow agreement, Mr. Hu agreed to certain “make good” provisions. In the escrow agreement, Mr. Hu established minimum net income after tax thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ended December 31, 2008. Mr Hu. deposited a total of 3,601,309 shares into Escrow Agent under the escrow agreement. If the 2007 net income thresholds is not archived, then the Escrow Agent must deliver the first tranche of 1,800,655 of shares to the investors on a pro rata basis and if the 2008 net income threshold is not achieved, the Escrow Agent must deliver the second tranche of 1,800,654 shares to the investors on a pro rata basis.

According to SAB 79, Accounting for Expense or Liabilities by Principal Stockholders, if the performance criteria is not met these shares will be released to the investors and treated as an expense for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to Mr Hu and treated as an expense equal to the amount of the market value of the shares for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Based upon the grant-date fair value of the Escrow Shares of $2.14, the total expense recognized for the fiscal years of 2008 and 2007 is $ 3,853,401.

China Ritar achieved its net income thresholds for 2008, an expense of $3,853,401 was recorded under compensation expense for the year ended December 31, 2008.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Foreign currency exchange gain / (loss)

Foreign currency transaction loss comprises of two components – (i) FAS 52 translation gains or losses of the accounts receivable in foreign currency and (ii) the realized gain and unrealized loss of the derivative instruments as follows:

	For the years ended December 31,
	2008	2007	2006

Foreign currency reinstatement / realization loss	$(827,108)	$(666,687)	$(274,803)
Derivative realized gain	466,103	-	-
Derivative unrealized loss	(233,795)	-	-
Total	$(594,800)	$(666,687)	$(274,803)

23.  Commitments and Contingencies

(i) Operating Leases commitments - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as follows:

December 31,	2008

2009	$340,159
2010	113,978
2011	-

Total minimum lease payments	$454,137

During the year ended December 31, 2008, rent expenses amounted to $871,228, among which $685,936, $39,406 and $145,886 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the year ended December 31, 2007, rent expenses amounted to $727,981, among which $546,812, $23,378 and $157,791 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the year ended December 31, 2006, rent expenses amounted to $382,854, among which $309,691, $17,002 and $56,161 were recorded as cost of sales, administrative expense and selling expense, respectively.
(ii) Capital commitments – As of December 31, 2008, the Company has entered into certain contracts but not provided for the following assets:

	Land use right	Property, plant and equipment	Construction in progress	Total

2009	$1,771,472	$118,876	$255,684	$2,146,032
2010	-	-	-	-

Total capital commitment	$1,771,472	$118,876	$255,684	$2,146,032

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $287,738, $295,131 and $282,826 for the years ended December 31, 2008, 2007 and 2006 respectively.

25.  Warranty

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  The warranty liability is included in other current liabilities in the accompanying balance sheet.

The Provision for warranty is as below:

	For the years ended December 31,
	2008	2007	2006
Opening balance	$136,803	$125,414	$85,168
Warranty provision accrued	395,799	222,620	128,796
Paid during warranty period	353,989	211,231	88,550
Closing balance	$178,613	$136,803	$125,414

26. Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For the years ended December 31,
	2008	2007	2006

Reliance Telecom Infrastructure Limited	-	15%	-
Electritherm (India) Limited	-	-	12%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	For the years ended December 31,
	2008	2007	2006

Anxi Min Hua Dianchi Company Limited	30%	11%	-
Quanzhou City Kaiying Power Company Limited	14%	19%	10%
Zhongshan Shi Bao Li Xu Battery Company Limited	14%	12%	-
Fu Jian Da Hua Company Limited	-	10%	16%
Fu Jian Quan Zhou Shi Huarui Power Company Limited	-	10%	19%

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.  Operating Risk

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments. The Company's sales by geographic destination are analyzed as follows:

	For the years ended December 31,
	2008	2007	2006

PRC	$28,418,850	$25,942,893	$21,711,605

Outside PRC
- Hong Kong	9,758,662	2,216,584	3,780,156
- Germany	8,321,577	8,255,829	2,267,679
- India	14,957,025	12,451,677	4,656,352
-South Africa	1,187,451	107,967	498,206
-Italy	3,285,956	2,475,259	501,908
-Singapore	1,304,372	369,579	523,406
-Brazil	7,776,459	1,013,414	694,287
-America	7,339,735	2,587,627	323,985
-Australia	4,304,277	1,943,345	365,317
- other countries, less than 5% of total sales individually	32,930,132	15,982,952	5,610,338
	91,165,646	47,404,233	19,221,634

Total net sales	$119,584,496	$73,347,126	$40,933,239