Form 10-Q
period 2009-03-31
China Ritar Power Corp.
filed 2009-05-15
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	19,136,641

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,696,963	$8,300,472
Accounts receivable, net of allowances of $1,311,511 and $1,311,759	16,532,716	20,015,989
Inventory	16,366,159	14,578,230
Advance to suppliers	1,420,309	1,340,107
Other current assets	4,131,664	3,564,793
Restricted cash	3,058,963	4,387,679

Total current assets	50,206,774	52,187,270

Non-current assets:
Property, plant and equipment, net	10,735,355	10,905,369
Construction in progress	3,425,036	3,089,854
Intangible assets, net	12,920	17,088
Land use right	474,181	476,687
Rental and utility deposits	82,785	82,801

Total assets	$64,937,051	$66,759,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,445,038	$13,483,218
Income and other taxes payable	2,808,951	2,941,267
Accrued salaries	364,639	447,022
Bills payable	5,201,738	4,321,915
Derivative instruments	213,856	236,898
Other current liabilities	2,854,944	2,808,483
Current portion of long term loans	877,719	877,886
Short-term loans	1,483,758	3,596,955

Total current liabilities	26,250,643	28,713,644

Long-term loans	3,657,163	3,657,859

Total liabilities	29,907,806	32,371,503

Commitments and contingencies (Note 23)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $.001 par value; 100,000,000 shares authorized, 19,134,992 shares issued and outstanding	19,135	19,135
Additional paid-in capital	19,222,727	19,222,727
Retained earnings	12,595,158	12,053,205
Accumulated other comprehensive income	3,199,920	3,092,499
Total China Ritar shareholders’ equity	35,036,940	34,387,566

Noncontrolling interest	(7,695)	-

Total equity	35,029,245	34,387,566

Total liabilities and stockholders’ equity	$64,937,051	$66,759,069

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three months ended 31 March,
	2009	2008

Revenue	$17,530,804	$19,254,556

Cost of sales	14,236,015	15,220,717

Gross profit	3,294,789	4,033,839
Operating expenses
Salaries	463,634	1,210,853
Sales commission	749,224	179,150
Shipping and handling cost	297,096	289,055
Other selling, general and administrative expenses	995,326	1,026,587
	2,505,280	2,705,645

Operating profit	789,509	1,328,194

Other income and (expenses)
Interest income	58,154	45,782
Other income	2,540	-
Interest expenses	(147,424)	(142,234)
Foreign currency exchange loss	(49,810)	(306,261)
Other expenses	(1,663)	(726)

Other expenses, net	(138,203)	(403,439)

Income before income taxes	651,306	924,755

Income taxes	(117,047)	(404,900)

Net income	534,259	519,855

Net loss attributable to noncontrolling interest	7,694	14,236

Net income attributable to China Ritar shareholders	541,953	534,091

Other comprehensive income
Foreign currency translation adjustment	107,421	1,011,489

Comprehensive income	$649,374	$1,545,580

Earnings per share:
- Basic	$0.03	$0.03
- Diluted	$0.03	$0.03

Weighted average number of shares outstanding:
- Basic	19,133,154	19,114,390
- Diluted	19,133,154	19,525,797

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

	China Ritar shareholders
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Retained	comprehensive	controlling
	Shares	Amount	capital	earnings	income	interest	Total
Balance, December 31, 2008 (Audited)	19,134,992	$19,135	$19,222,727	$12,053,205	$3,092,499	$-	$34,387,566
Net income for the period	-	-	-	541,953	-	(7,694)	534,259
Foreign currency translation difference	-	-	-	-	107,421	(1)	107,420

Balance, March 31, 2009	19,134,992	$19,135	$19,222,727	$12,595,158	$3,199,920	(7,695)	35,029,245

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
Operating activities
Net income attributable to China Ritar shareholders	$541,953	$534,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	324,251	189,596
Amortization of intangible assets and land use right	3,592	-
Allowance of bad debts	-	11,985
Gain on disposal on property, plant and equipment	(365)	-
Stock-based compensation – make good provision	-	963,350
Allowance for inventory valuation and slow moving items	-	18,993
Unrealized loss on derivative instruments	(22,992)	-
Noncontrolling interests	(7,694)	(14,236)

Changes in operating working capital items:
Accounts receivable	3,478,753	(1,702,569)
Inventory	(1,790,335)	(1,906,722)
Advance to suppliers	-	2,233,541
Other current assets	(567,432)	(145,011)
Accounts payable	(1,035,407)	(640,889)
Income and other tax payable	(131,730)	(162,787)
Accrued salaries	(82,281)	(136,874)
Bills payable	880,465	(1,804,702)
Other current liabilities	123,431	397,779
Net cash provided by (used in) operating activities	1,714,209	(2,164,455)

Investing activities
Loan to related parties	-	(4,566)
Purchase of property, plant and equipment	(496,069)	(1,243,342)
Sales proceeds of disposal of fixed assets	4,388	-
Net cash used in investing activities	(491,681)	(1,247,908)

Financing activities
Proceeds from other loan borrowings	-	130,649
Proceeds from bank borrowings	1,626,177	1,290,457
Repayment of bank borrowings	(3,738,257)	-
Restricted cash	1,327,610	1,624,452
Net cash (used in) provided by financing activities	(784,470)	3,045,558

Effect of exchange rate changes in cash	(41,567)	190,483

Net increase (decrease) in cash and cash equivalents	396,491	(176,322)

Cash and cash equivalents, beginning of period	8,300,472	4,775,562

Cash and cash equivalents, end of period	$8,696,963	$4,599,240

Supplemental disclosure of cash flow information
Interest paid	$147,424	$74,128
Income taxes paid	$220,178	$250,690

Non-cash financing activities
Issuance of common stock for cashless exercise of warrants	$-	$125

See accompanying notes to condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Preparation of Financial Statements

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and footnotes thereto included in the Company’s annual report in Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Ritar International as the accounting acquiror and China Ritar as the acquired party.  Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company.  The equity section of the accompanying financial statements havs been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.  The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Ritar International were not significant.

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

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited ( “Shanghai Ritar”).  On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International's shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts.  The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has three operating subsidiaries:  Shenzhen Ritar, Shanghai Ritar and Hengyang Ritar.  Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003.  Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu.  Hengyang Ritar, wholly owned by Shenzhen Ritar, was incorporated in China in April 2007.

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

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006.  The planned investment amount is $30 million, and registered capital is $12 million.  However, up to March 31, 2009, Huizhou Ritar has not commenced its operations.

Hengyang Ritar Power Co., Limited

On April 20, 2007, Shenzhen Ritar formed a new wholly-owned Chinese subsidiary, Hengyang Ritar Power Co. (“Hengyang Ritar”), in Hengyang City, Hunan Province of the PRC.  Hengyang Ritar’s principal activity is manufacturing and sale of plate and lead-acid battery and it commenced its business on April 27, 2008.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible asset – Intangible assets are stated at cost. Amortization is provided on the straight-line method based on the estimated useful lives of the assets as follow:

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

Derivative Instruments - The Company enters into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts do not quality for hedge accounting and are carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Loss” in the Company’s consolidated statement of income and comprehensive income. As of March 31, 2009, the Company had seven outstanding contracts to sell to the banks a total amount of $5,500,000 for RMB36,135,550. These contracts are settled monthly over the contract periods until maturity dates ranging from April to June 2009. The fair value of these forward foreign exchange contracts is determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2009 and 2008, research and development costs expensed to operating expenses were approximately $23,430 and $115,559, respectively.

Advertising Costs- The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $11,330 and $0 for the three months ended March 31, 2009 and 2008, respectively.

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

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company based on the past experience and estimated cost of warranty by providing 0.3% on the net sales as warranty expenses.  During the three months ended March 31, 2009 and 2008, the Company has provided warranty expenses amounting to approximately $nil and $95,738, respectively, which are included in its selling expenses.

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

March 31, 2009
Balance sheet	RMB6.8359 to US$1.00
Statement of income and comprehensive income	RMB6.8373 to US$1.00

December 31, 2008
Balance sheet	RMB6.8346 to US$1.00
Statement of income and comprehensive income	RMB6.9253 to US$1.00

March 31, 2008
Balance sheet	RMB7.0222 to US$1.00
Statement of income and comprehensive income	RMB7.1757 to US$1.00

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 2: Inputs are unadjusted quoted price for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table presents information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis:

	Fair value at March 31, 2009	Fair value measurement using inputs considered as
		Level 1		Level 2	Level 3
Liabilities:
Derivative instruments – Forward foreign exchange contracts	$213,856	$	−	$213,856	$	−

The fair value of $213,856 of the forward foreign exchange contracts is reported under current liabilities on the balance sheet as of March 31, 2009. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2009 and 2008 shipping and handling costs expensed to other selling, general and administrative expenses were $297,096 and $289,055, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Recent Changes in Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. Adoption of FAS 141R did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Further, paragraph 31 of ARB 51, as amended by FAS 160, requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. On January 1, 2009, the Company adopted FAS 160.which was applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company’s consolidated net income would not have been significantly different had the previous requirement of ARB 51 been applied such that in the case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should have been charged against the minority interest.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 . FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, the Company adopted SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS No. 161 on January 1, 2009. Since FAS 161 only provides for additional disclosure requirements, there was no impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. The Company adopted FAS No. 163 on January 1, 2009. Because the Company does not issue financial guarantee insurance contracts, the adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142,  Goodwill and Other Intangible Assets.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, i.e. the Company’s fiscal 2009. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, the adoption of this FSP did not have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, i.e. the Company’s fiscal 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company does not have convertible debt, the adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008, i.e. the Company’s fiscal 2009.  The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2008, the FASB ratified EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement. EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for reporting periods beginning after December 15, 2008, with early adoption allowed. The Company adopted EITF 08-5 in the fourth quarter of fiscal 2008.  Adoption of EITF 08-5 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . FSP 140-4 and FIN 46 (R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008, i.e. the Company’s fiscal 2009. Adoption of FSP 140-4 and FIN 46(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5,  Accounting for Contingencies.  Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4 and it is expected the adoption of FSP SFAS No. 157-4 would have a material impact on the Company’s Consolidated Financial Statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis.
If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS 157-4. The Company did not elect to early adopt FSP SFAS No. 115-2; however, the Company does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, the Company does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

4.	Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	March 31	December 31
	2009	2008
	(Unaudited)

Bank deposits	$8,589,268	$8,263,889
Cash on hand	107,695	36,583
Total	$8,696,963	$8,300,472

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of March 31, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5.	Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	March 31	December 31
	2009	2008
	(Unaudited)

Accounts receivable	$17,844,227	$21,327,748
Less: allowances for doubtful accounts	(1,311,511)	(1,311,759)
Total	$16,532,716	$20,015,989

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations in accounts receivable - At March 31, 2009, nineteen customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,261,807 representing 20% of total accounts receivable in aggregate.  At December 31, 2008, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,863,740 representing 24% of total accounts receivable in aggregate.

6.	Inventory

Inventory by major categories are summarized as follows:
	March 31	December 31
	2009	2008
	(Unaudited)

Raw materials	$2,757,825	$2,111,996
Work in progress	10,802,460	9,468,922
Finished goods	3,582,740	3,774,325
	17,143,025	15,355,243
Less: allowance for valuation and slowing moving item	(776,866)	(777,013)
Total	$16,366,159	$14,578,230

7.	Other Current Assets

Other current assets consist of the following:
	March 31	December 31
	2009	2008
	(Unaudited)

Notes receivable	$192,841	$155,714
Advance to staff and deposit, net of allowances for bad debts of $145,474 and $145,501	359,040	374,725
Value added tax recoverable	3,579,783	3,034,354
Total	$4,131,664	$3,564,793

8.	Restricted Cash and Bills Payable

Restricted cash consists of the following:
	March 31	December 31
	2009	2008
	(Unaudited)

Bank deposit held as collaterals for bank loans and bills payable	$3,058,963	$4,387,679

At March 31, 2009 and December 31, 2008, restricted cash of $3,058,963 and $4,387,679 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 15).

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31	December 31
	2009	2008
	(Unaudited)
At cost:
Building	$5,310,481	$5,311,491
Leasehold improvement	366,962	367,032
Plant and machinery	6,223,502	6,184,050
Furniture, fixtures and equipment	457,240	438,818
Motor vehicles	1,085,965	1,034,238

Total	13,444,150	13,335,629
Less: accumulated depreciation and amortization	(2,708,795)	(2,430,260)
Net book value	$10,735,355	$10,905,369

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

As of March 31, 2009 and December 31, 2008, certain property, plant and machinery with the net book value of $3,832,592 and $3,866,654, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 16.

During the three months ended March 31, 2009, depreciation expenses amounted to $324,251, among which $256,626, $31,318 and $36,307 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended March 31, 2008, depreciation expenses amounted to $189,596, among which $147,080, $32,739 and $9,777 were recorded as cost of sales, selling expense and administrative expense respectively.

10.	Intangible assets

Intangible assets consist of the following:
	March 31	December 31
	2009	2008
	(Unaudited)
At cost:
Computer software	$23,491	$27,861
Accumulated amortization	(10,571)	(10,773)
Net book value	$12,920	$17,088

During the three months ended March 31, 2009 and 2008, amortization expenses amounted to $1,177 and $Nil were recorded as administrative expense respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Land Use Right

	March 31	December 31
	2009	2008
	(Unaudited)

Right to use land	$483,037	$483,129
Accumulated amortization	(8,856)	(6,442)
	$474,181	$476,687

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As of March 31, 2009 and December 31, 2008, all of land use right with the net book value of $474,181 and $476,687, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 15.

During the three months ended March 31, 2009, amortization expenses amounted to $2,415 was recorded as administrative expense.

The estimated amortization expense for land use right for each of the next five years is about $9,661.

12.	Related Party Transactions

(a)	Related parties

Names and relationship of related parties	Existing relationships with the Company

Grand Power Group (Hong Kong) Limited (Formerly known as Hong Kong Ritar Power (Group) Co., Limited)	A company controlled by close family members of a director of the Company
Mr. Jiada Hu	A director of the Company
Mr. Bin Liu	A director and officer of a subsidiary of the Company
Ms. Henying Peng	A director and officer of a subsidiary of the Company
Mr. Jianhan Xu	A director and officer of a subsidiary of the Company
Mr. Jianjun Zeng	A director and officer of a subsidiary of the Company
Mr. Hongwei Zhu	An officer of a subsidiary of the Company

(b)	Summary of related party transactions
	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Salary paid to Directors:
Mr. Jiada Hu	$14,318	$15,250
Mr Bin Liu	2,457	2,991
Ms Henying Peng	5,090	4,785
Mr Jianhan Xu	-	2,991
Mr Jianjun Zeng	8,293	6,408
Mr Hongwei Zhu	2,501	2,991

Total	$32,659	$35,416

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Income and Other Taxes Payable

Income and other taxes payable consist of the following:
	March 31	December 31
	2009	2008
	(Unaudited)

Income tax payable (see Note 18)	$2,745,853	$2,875,840
Individual income withholding tax payable	11,410	13,235
Other taxes payable	51,688	52,192
Total	$2,808,951	$2,941,267

14.	Other Current Liabilities

Other current liabilities consist of the following:
	March 31	December 31
	2009	2008
	(Unaudited)

Other payable and accrued expenses	$1,300,127	$1,175,355
Advance from customers	1,554,817	1,633,128
Total	$2,854,944	$2,808,483

15.	Short-term Loans

Short-term loans as of March 31, 2009 and December 31, 2008 consist of the following:

Bank	Loan period	Interest rate	Secured by	March 31 2009	December 31 2008
				(Unaudited)

Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	$-	$146,314
Citibank	2008-10-24 to 2009-1-21	9%	Bank deposit	-	540,470
Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	-	132,576
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	389,059
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	1,074,085
DBS bank	2008-10-21 to 2009-2-6	8%	Bank deposit	-	85,239
DBS bank	2008-12-10 to 2009-2-13	7%	Bank deposit	-	481,630
Citibank	2008-12-15 to 2009-3-13	7%	Bank deposit	-	585,257
DBS bank	2008-12-30 to 2009-4-10	7%	Bank deposit	-	162,325
Citibank	2009-3-25 to 2009-7-1	8%	Bank deposit	877,719	-
DBS bank	2008-12-30 to 2009-4-10	7%	Bank deposit	160,980	-
DBS bank	2009-02-27 to 2009-6-3	7%	Bank deposit	313,730	-
DBS bank	2009-3-3 to 2009-6-17	7%	Bank deposit	131,329	-

				$1,483,758	$3,596,955

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Long-Term Loans

As of March 31, 2009 and December 31, 2008, the Company had the following long-term loans:

	March 31	December 31
	2009	2008
	(Unaudited)
Bank borrowing from DBS bank, with interest at 9.072% flat p.a. with monthly principal payment of $81,286 from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right as disclosed in note 9 and note 11, respectively.	$4,388,596	$4,389,431
Other borrowing from Department of Science and Technology of Bao An, interest-free, matured on 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	146,286	146,314
Total loans	4,534,882	4,535,745
Less: current portion	(877,719)	(877,886)
Long-term loans, less current portion	$3,657,163	$3,657,859

Future maturities of long-term loans are as follows as of March 31:
Reminder of 2009	$877,719
2010	975,243
2011	975,243
2012	975,244
2013	731,433
Total	$4,534,882

17.	Noncontrolling Interest

Noncontrolling interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar.  As of March 31, 2009 and December 31, 2008, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.  The applicable income tax rates for the Company for the three months ended March 31, 2009 and 2008 are 34%.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”). Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004.  For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. Shenzhen Ritar was charged on preferential enterprise income tax rate at 18% and 20% in 2008 and 2009, respectively, which is determined by the tax authority.

Shanghai Ritar and Hengyang Ritar are subject to an income tax rate of 25% on its income arising from within China.

Huizhou Ritar did not commence business yet.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2009 and December 31, 2008.  There are no net operating loss carry forwards at March 31, 2009 and December 31, 2008.

The provision for income taxes consists of the following:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current tax
- PRC	$117,047	$404,900
- Deferred tax provision	-	-

Total	$117,047	$404,900

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.           Common Stock Purchase Warrants

The following table shows the details and the movement of number of warrants for the three months ended March 31, 2009:

Warrant	No. of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,384,337	$2.65	1.17	$2,630,240
Granted	-
Exercised	-

Outstanding at March 31, 2009	1,384,337	$2.65	0.92	$2,284,156

Exercisable at March 31, 2009	1,384,337	$2.65	0.92	$2,284,156

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

According to SAB 79, Accounting for Expense or Liabilities by Principal Stockholders, if the performance criteria is not met these shares will be released to the investors and treated as an expense for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to Mr Hu and treated as an expense equal to the amount of the market value of the shares for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Based upon the grant-date fair value of the Escrow Shares of $2.14, $963,350 compensation expense was recorded for the three months ended March 31, 2008.  No compensation expense in this regard was recognized for the three months ended March 31, 2009.

21.           Foreign currency exchange gain / (loss)

Foreign currency transaction loss comprises of two components – (i) FAS 52 translation gains or losses of the accounts receivable in foreign currency and (ii) the realized loss and unrealized gain of the derivative instruments as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Foreign currency reinstatement / realization loss	$(45,540)	$(306,261)
Derivative realized loss	(27,262)	-
Derivative unrealized gain	22,992	-
Total	$(49,810)	$(306,261)

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.           Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $77,617 and $74,294 for the three months ended March 31, 2009 and 2008 respectively.

23.           Commitments and Contingencies

Operating Leases commitments – In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of March 31, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$213,820
- 2010	113,956
- Thereafter	-
Total minimum lease payments	$327,777

During the three months ended March 31, 2009, rental expenses amounted to $207,323, among which $166,903, $33,817 and $6,603 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the three months ended March 31, 2008, rental expenses amounted to $195,992, among which $154,742, $41,250 and $0 were recorded in cost of sales, administrative expense and selling expense, respectively.

Capital commitments – As of March 31, 2009, the Company has entered into certain contracts for acquisition of the following assets, which amounts were not provided for in the financial statements, as follows:

	Land use right	Property, plant and equipment	Construction in progress	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Payable within:
- Remainder of 2009	$1,771,135	$115,783	$255,636	$2,142,554
- Thereafter	-	-	-	-
Total capital commitment	$1,771,135	$115,783	$255,636	$2,142,554

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.           Concentrations, Risks, and Uncertainties

The Company had no significant concentrations of risk with respect to sales as there was no single customer constituting greater than 10% of the Company’s gross sales for the three months ended March 31 2009 and 2008.

The Company had the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Supplier A	24%	22%
Supplier B	10%	21%
Supplier C	18%	-
Supplier D	-	25%

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26.           Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments. The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

PRC	$4,776,717	$4,198,419
Outside PRC:
- Hong Kong	101,782	714,861
- Germany	350,054	2,520,996
- India	1,149,553	2,193,271
- South Africa	63,984	28,078
- Italy	566,651	1,027,153
- Singapore	30,774	169,609
- Brazil	861,190	629,444
- America	77,790	1,755,893
- Australia	739,495	1,102,302
- other countries, less than 5% of total sales individually	8,812,814	4,914,530
	12,754,087	15,056,137

Total net sales	$17,530,804	$19,254,556

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Recent Developments

The construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province was completed on March 20, 2008 and the lead acid battery production lines began to be operational in April, 2008. Our annual designed production capacity of all five production lines at Hengyang Ritar is approximately 1.25 million kilowatt-hours. In addition, in July of 2008, production of lead plates began at the Hengyang facility.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2009 and growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2009:

Revenues: Our revenues were $17.5 million for the first quarter of 2009, a decrease of 9% from the same quarter of 2008

Gross Margin: Gross margin was 19% for the first quarter of 2009, as compared to 21% for the same period in 2008.

Operating Profit: Operating profit was $0.79 million for the first quarter of 2009, a decrease of 40.5% from $1.3 million of the same period last year.

Net Income: Net income was $0.53 million for the first quarter of 2009, an increase of 2.8 % from the same period in 2008.

Fully diluted earnings per share remained the same at $0.03 for the first quarter of 2009 as compared to the same period in 2008.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the first quarter of 2009.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”). Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004.  For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. Shenzhen Ritar was charged on preferential enterprise income tax rate at 18% and 20% in 2008 and 2009, respectively, which is determined by the tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while the tax rate will be charged on the taxable income with tax rate 25% from 2008.

Hengyang Ritar commenced its business on April 27, 2008 and is subject to an income tax rate of 25%.

Huizhou Ritar did not commence business during the first quarter of 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2009. There are no net operating loss carry forwards at March 31, 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	In Thousands	As a percentage of revenues		In Thousands	As a percentage of revenues
Revenues	17,531	100%		19,255	100%
Cost of Sales	14,236	81.21%		15,221	79.05%

Gross Profit	3,295	18.79%		4,034	20.95%

Operating Expenses
Salaries	464	2.64%		1,211	6.29%
Sales Commission	749	4.27%		179	0.93%
Shipping and handling cost	297	1.69%		289	1.50%
Other selling, general and administrative expenses	995	5.68%		1,027	5.33%
Total Operating Expenses	2,505	14.29%		2,706	14.05%

Operating Profit	790	4.50%		1,328	6.90%

Other Income and (Expenses)
Interest Income	58	0.33%		46	0.24%
Other income	3	0.01%		-	-
Finance charges	(147)	(0.84	) %	(142)	(0.74	) %
Foreign currency translation loss	(50)	(0.29	) %	(306)	(1.59	) %
Other expenses	(2)	(0.01	) %	(1)	(0.00	) %

Other income (expenses)	(138)	(0.79	) %	(403)	(2.10	) %

Income before income taxes	651	3.72%		925	4.80%
Income taxes	(117)	(0.67	) %	(405)	(2.10	) %

Net Income	534	3.05%		520	2.70%

Net loss attributable to noncontrolling interest	8	0.04%		14	0.07%

Net income attributable to China Ritar shareholders	542	3.09%		534	2.77%

Other comprehensive income (loss)
Foreign currency translation adjustments	107	0.61%		1,011	5.25%

Comprehensive income	649	3.70%		1,546	8.03%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.   Revenues decreased approximately $1.72 million, or 8.95% to approximately $17.53 million for the three months ended March 31, 2009 from approximately $19.25 million for the same period in 2008.  This decrease was due to a decrease in our average selling price of 25% which was driven by the decrease in prices of main raw materials. The decrease in revenue was offset by an increase in sales volume of 21%.

Cost of Sales.   Our cost of sales decreased approximately $0.98 million, or 6.47% to approximately $14.24 million for the three months ended March 31, 2009 from approximately $15.22 million for the same period in 2008.  This decrease was due to the decrease in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 81.21% during the three months ended March 31, 2009 from 79.05% for the same period of 2008.

Gross Profit.   Our gross profit decreased approximately $0.74 million, or 18.32% to approximately $3.29 million for the three months ended March 31, 2009 from approximately $4.03 million for the same period in 2008.  Gross profit as a percentage of revenues was 18.79% for the three months ended March 31, 2009, a decrease of 2.16% from 20.95% for the same period of 2008.  Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries decreased approximately $0.75 million, or 61.71% to approximately $0.46 million for the three months ended March 31, 2009 from $1.21 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 2.64% for three months ended March 31, 2009 from 6.29% for the same period of 2008.  The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $0.96 million for the three months ended March 31, 2008 required by the release of shares of our common stock to our CEO from escrow.  We had no such provision for the stock-based compensation made for the three months ended March 31, 2009. Except for the provision of such expenses, salaries as a percentage of revenues increased 1.35% to 2.64% for the three months ended March 30, 2008 from 1.29% for the same period of 2008. The percentage increase was mainly attributable to a significant increase of the staff of sales team and the new factory scale expansion.

Stock-based compensation. We had no such provision for the stock-based compensation made for the three months ended March 31, 2009, however, Stock-based compensation was approximately $0.96 million for the three months ended March 31, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the three months ended March 31, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $0.96 million was recognized as an expense in accordance with SFAS No. 123R for the three months ended March 31, 2008.

Sales Commission. Sales commission increased approximately $0.57 million, or 318.21% to approximately $0.75million for the three months ended March 31, 2009 from approximately $0.18 million for the same period of 2008.  As a percentage of revenues, sales commission increased to 4.27% for the three months ended March 31, 2009 from 0.93% for the same period of 2008.  Such increase was because we exerted greater efforts in developing new customers, which resulted in the tremendous increase in sales to new customers and sales commission increased correspondingly.

Shipping and handling cost.  Shipping and handling cost increased approximately $0.01 million, or 2.78% to approximately $0.3 million for the three months ended March 31, 2009 from approximately $0.29 million for the same period of 2008.  As a percentage of revenues, shipping and handling cost has remained relatively stable at 1.69% for the three months ended March 31, 2009 compared 1.5% for the same period of 2008.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses has remained relatively stable with a slight decreased of approximately $0.03 million, or 3.05% to approximately $1.00 million for the three months ended March 31, 2009 from approximately $1.03 million for the same period of 2008.  As a percentage of revenues, other selling, general and administrative expenses increased to 5.68% for the three months ended March 31, 2009 from 5.33% for the same period of 2008.

Income Before Income Taxes.   Income before income taxes and minority interest decreased approximately $0.27 million or 29.57% to approximately $0.65 million for the three months ended March 31, 2009 from approximately $0.92 million for the same period of 2008.  Income before income taxes and minority interest as a percentage of revenues decreased to 3.72% for the three months ended March 31, 2009 from 4.8% for the same period of 2008.  Such decrease was mainly attributable to the decreased gross profit as discussed above.

Income Taxes.   Income taxes decreased approximately $0.28 million to approximately $0.12 million for the three months ended March 31, 2009 from approximately $0.40 million for the same period of 2007.  We paid fewer taxes in the first quarter of 2009 mostly because of the decreased income before income taxes during the three months ended March 31, 2009 compared to the same period of 2008.

Net Income.   Net income increased approximately $0.01million, or 2.77% to approximately $0.53 million for the three months ended March 31, 2009 from approximately $0.52 million for the same period of 2008. The increase was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended March31, 2008.  Except for such non-cash stock-based compensation, net income decrease approximately $0.96million, or 63.81% to approximately $0.54 million for the three months ended March 31, 2009 from approximately $1.50 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents of approximately $8.7million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Three Months Ended
	2009	2008
	(Dollars in thousands)

Net cash provided by/(used in) operating activities	1,714	(2,164)
Net cash provided by/(used in) investing activities	(492)	(1,248)
Net cash provided by/(used in) financing activities	(784)	3,046
Net cash inflow/(outflow)	396	(176)

Operating Activities

Net cash provided by operating activities was approximately $1.71 million for the three months ended March 31, 2009 compared with net cash used in operating activities of $2.16 million in the same period of 2008. The improvement of $3.87 million in operating activities was mainly attributable to better control of trade account receivables collection. As a result of better control of trade account receivables collection, accounts receivable decreased approximately $3.48 million to approximately $16.53 million for the three months ended March 31, 2009 from approximately $20.01 million for December31, 2008.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $0.49 million, which is a decrease of approximately $0.76 million from net cash used in investing activities of approximately $1.25 million for the same period of 2008.  The decrease of cash used in investing activities was mainly due to the decrease of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 was approximately $0.78 million compared with net cash provided by financing activities of $3.05 million in the same period of 2008. The change of approximately $3.83 million in financing activities was mainly attributable to the repayment of bank loans of approximately $3.7 million made in the first quarter of 2009 compared to the same period in 2008 where we did not make any repayments to banks.

Loan Facilities

As of March 31, 2009, the amounts and maturity dates for our bank loans were as follows.

	All amounts, other than percentages, in millions of U.S. dollars
Banks	Amounts	Beginning	Ending	Duration
Citibank (China) Co.	$0.88	03/25/09	07/01/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.16	12/30/2008	04/10/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.31	02/27/2009	06/03/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.13	03/03/2009	06/17/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$4.39	09/30/2008	09/30/2013	5years
Science and Technology Bureau of Bao An District	$0.15	12/20/2007	12/20/2009	2years
Total	$6.02
* Calculated on the basis that $1 = RMB6.8359

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

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $0.88 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had a 8% annual interest rates.

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

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $81,286 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $0.6 million with an interest rate of 7% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2009:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$6,019	$2,362	$3,657	-	-
Operating lease obligations	328	214	114	-	-
Capital Lease Obligations	1,771	1,771	-	-	-
Purchase Obligations	372	372	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$8,490	$4,719	$3,771	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2009.

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

Inventory. Inventory is stated at the lower of cost or market, determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable. Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

Property, plant and equipment. Property, plant and equipment are stated at cost including the cost of improvements.  Maintenance and repairs are charged to expense as incurred.  Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use.  Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the assets as follows:

Buildings	30 years
Leasehold improvement	5 years
Plant and machinery	5 years – 10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Valuation of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Derivative Instruments. The Company enters into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts do not quality for hedge accounting and are carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Loss” in the Company’s consolidated statement of operations and comprehensive income. As of March 31, 2009, the Company had seven outstanding contracts to sell to the banks a total amount of $5,500,000 for RMB36,135,550. These contracts are settled monthly over the contract periods until maturity dates ranging from April to June 2009. The fair value of these forward foreign exchange contracts is determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

Fair Value of Financial Instruments. The Company adopted SFAS 157, Fair Value Measurements (SFAS 157).  SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted price for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table presents information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis:

	Fair value at March 31, 2009	Fair value measurement using inputs considered as
		Level 1		Level 2	Level 3
Liabilities:
Derivative instruments – Forward foreign exchange contracts	$213,856	$	−	$213,856	$	−

The fair value of $213,856 of the forward foreign exchange contracts is reported under current liabilities on the balance sheet as of March 31, 2009. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

Revenue recognition. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectibility is reasonably assured.  Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses. Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2009 and 2008, research and development costs expensed to operating expenses were approximately $23,430 and $115,559, respectively.

Post-retirement and post- employment benefits. The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share. The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

Use of estimates. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Recent Changes in Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. Adoption of FAS 141R did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Further, paragraph 31 of ARB 51, as amended by FAS 160, requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. On January 1, 2009, the Company adopted FAS 160.FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company’s consolidated net income would not have been significantly different had the previous requirement of ARB 51 been applied such that in the case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should have been charged against the minority interest..

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities . This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect that the adoption of FSP FAS 133-1 and FIN 45-4 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.  Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. We did not elect to early adopt FSP SFAS No. 157-4; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis.
If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS 157-4. We did not elect to early adopt FSP SFAS No. 115-2; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt FSP SFAS No. 107-1; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

Seasonality

Our business is subject to seasonal variations. Historically, operating statistics and revenues for our business have been strongest in the third quarter as orders tend to slow down in the first quarter due to the holiday seasons.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2009, we made no unregistered sales of our equity securities.

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

DATED: May 15, 2009

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