Form 10-Q
period 2009-06-30
China Ritar Power Corp.
filed 2009-08-14
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of the issuer’s common stock, as of August 7, 2009 is 19,252,805.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,312,505	$8,300,472
Accounts receivable, net of allowances of $1,312,278 and $1,311,759	16,223,953	20,015,989
Inventory	17,507,112	14,578,230
Advance to suppliers	1,423,879	1,340,107
Other current assets	4,533,680	3,564,793
Restricted cash	3,345,403	4,387,679

Total current assets	51,346,532	52,187,270

Non-current assets:
Property, plant and equipment, net	14,440,925	10,905,369
Construction in progress	46,471	3,089,854
Intangible assets, net	11,752	17,088
Land use right	472,847	476,687
Rental and utility deposits	82,834	82,801

Total assets	$66,401,361	$66,759,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,103,633	$13,483,218
Income and other taxes payable	2,899,691	2,941,267
Accrued salaries	316,594	447,022
Bills payable	4,961,240	4,321,915
Derivative instruments	-	236,898
Other current liabilities	1,659,527	2,808,483
Current portion of long term loans	1,488,117	877,886
Short-term loans	1,608,818	3,596,955

Total current liabilities	26,037,620	28,713,644

Long-term loans	3,537,327	3,657,859

Total liabilities	29,574,947	32,371,503

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $.001 par value; 100,000,000 shares authorized, 19,134,992 shares issued and outstanding	19,135	19,135
Additional paid-in capital	19,222,727	19,222,727
Retained earnings	14,389,837	12,053,205
Accumulated other comprehensive income	3,210,440	3,092,499
Total China Ritar shareholders’ equity	36,842,139	34,387,566

Non-controlling interest	(15,725)	-

Total equity	36,826,414	34,387,566

Total liabilities and stockholders’ equity	$66,401,361	$66,759,069

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008

Revenue	$38,860,666	$50,072,786	$21,329,862	$30,818,230

Cost of sales	31,477,844	40,024,724	17,241,829	24,804,007

Gross profit	7,382,822	10,048,062	4,088,033	6,014,223

Operating expenses:
Salaries	989,434	2,476,885	525,800	1,266,032
Sales commission	926,582	456,355	177,358	277,205
Shipping and handling cost	507,477	702,532	210,381	413,477
Other selling and administrative expenses	1,870,812	2,280,754	875,486	1,254,168
	4,294,305	5,916,526	1,789,025	3,210,882

Operating profit	3,088,517	4,131,536	2,299,008	2,803,341

Other income and (expenses):
Interest income	66,565	79,138	8,411	33,356
Other income	9,552	219	7,012	219
Interest expenses	(313,494)	(346,170)	(166,070)	(203,937)
Foreign currency exchange gain (loss)	4,157	(532,123)	53,967	(225,862)
Other expenses	(5,908)	(5,316)	(4,245)	(4,588)

Other expenses, net	(239,128)	(804,252)	(100,925)	(400,812)

Income before income taxes	2,849,389	3,327,284	2,198,083	2,402,529

Income taxes	(528,479)	(1,072,869)	(411,432)	(667,969)

Net income	2,320,910	2,254,415	1,786,651	1,734,560

Net loss attributable to non-controlling interest	15,722	16,812	8,028	2,576

Net income attributable to China Ritar shareholders	2,336,632	2,271,227	1,794,679	1,737,136

Other comprehensive income
Foreign currency translation adjustment	117,938	1,621,552	10,517	631,456
Other comprehensive loss (income) attributable to non-controlling interest	3	(1,139)	3	(285)
	117,941	1,620,413	10,520	631,171
Comprehensive income attributable to China Ritar shareholders	$2,454,573	$3,891,640	$1,805,199	$2,368,307

Earnings per share:
- Basic	$0.12	$0.12	$0.09	$0.09
- Diluted	$0.12	$0.12	$0.09	$0.09

Weighted average number of shares outstanding:
- Basic	19,134,992	19,120,123	19,134,992	19,127,701
- Diluted	19,134,992	19,557,863	19,134,992	19,536,064

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	China Ritar shareholders
					Accumulated
			Additional		other	Non-
	Common stock		Paid-in	Retained	comprehensive	controlling
	Shares	Amount	capital	earnings	income	interest	Total

Balance, December 31, 2008 (Audited)	19,134,992	$19,135	$19,222,727	$12,053,205	$3,092,499	$-	$34,387,566

Net income for the period	-	-	-	2,336,632	-	(15,722)	2,320,910
Foreign currency translation difference	-	-	-	-	117,941	(3)	117,938

Balance, June 30, 2009	19,134,992	$19,135	$19,222,727	$14,389,837	$3,210,440	$(15,725)	$36,826,414

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
Operating activities
Net income attributable to China Ritar shareholders	$2,336,632	$2,271,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	663,693	404,631
Amortization of intangible assets and land use right	6,377	1,579
Allowance of bad debts	-	181,756
Gain on disposal on property, plant and equipment	(365)	-
Stock-based compensation – make good provision	-	1,926,700
Allowance for inventory valuation and slow moving items	-	77,761
Noncontrolling interests	(15,722)	(16,812)

Changes in operating working capital items:
Accounts receivable	3,799,223	(8,103,050)
Inventory	(2,922,564)	(5,828,807)
Advance to suppliers	(83,226)	1,907,593
Other current assets	(967,295)	(282,735)
Accounts payable	(384,833)	6,118,630
Income and other tax payable	(42,730)	273,241
Accrued salaries	(130,580)	(90,148)
Bills payable	637,495	(2,220,795)
Other current liabilities	(1,076,844)	646,306
Net cash provided by (used in) operating activities	1,819,261	(2,732,923)

Investing activities
Loan to related parties	-	203,746
Purchase of property, plant and equipment	(1,154,267)	(3,449,034)
Sales proceeds of disposal of fixed assets	4,390	-
Net cash used in investing activities	(1,149,877)	(3,245,288)

Financing activities
Proceeds from exercises of warrants	-	25,979
Proceeds from other loan borrowings	-	85,811
Proceeds from bank borrowings	3,091,483	12,390,101
Repayment of bank borrowings	(4,592,848)	(9,102,964)
Restricted cash	1,043,812	2,186,637
Net cash (used in) provided by financing activities	(457,553)	5,585,564

Effect of exchange rate changes in cash	(199,798)	290,645

Net increase (decrease) in cash and cash equivalents	12,033	(102,002)

Cash and cash equivalents, beginning of period	8,300,472	4,775,562

Cash and cash equivalents, end of period	$8,312,505	$4,673,560

Supplemental disclosure of cash flow information
Interest paid	$313,494	$150,459
Income taxes paid	$544,409	$551,239

Non-cash financing activities
Issuance of common stock for cashless exercise of warrants	$-	$125

See accompanying notes to condensed consolidated financial statements.

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ritar International currently has three operating subsidiaries:  Shenzhen Ritar, Shanghai Ritar and Hengyang Ritar.  Shenzhen Ritar, wholly owned by Ritar International, was incorporated in China in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu. Hengyang Ritar,wholly owned by Shenzhen Ritar, was incorporated in China in April 2007.

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

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006. The planned investment amount is $30 million, and registered capital is $12 million. However, up to June 30, 2009, Huizhou Ritar has not commenced its operations.

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

Inventory - Inventory is stated at the lower of cost or market, determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

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

Building	30 years
Leasehold improvement	5 years
Plant and machinery	5-10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Intangible asset  -  Intangible assets are stated at cost. Amortization are provided on the straight-line method based on the estimated useful lives of the assets as follow:

Computer software	5 years

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments - The Company entered into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the Company’s consolidated statement of income and comprehensive income. In the second quarter of fiscal 2009, all of the Company’s forward foreign currency contracts had expired. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

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

Research and development expenses - Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $50,796 and $234,535 respectively and $27,366 and $118,976 for the three months ended June 30, 2009 and 2008 respectively.

Advertising Costs- The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $26,723 and nil for the six months ended June 30, 2009 and 2008 respectively and $15,393 and nil for the three months ended June 30, 2009 and 2008 respectively.

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

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to nil and $150,577  for the six months ended June 30, 2009 and 2008, respectively, and nil and $54,839 for the three months ended June 30, 2009 and 2008 respectively, which are included in its selling expenses.

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

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency.  On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

June 30, 2009
Balance sheet	RMB6.8319 to US$1.00
Statement of income and comprehensive income	RMB6.8332 to US$1.00

December 31, 2008
Balance sheet	RMB6.8346 to US$1.00
Statement of income and comprehensive income	RMB6.9253 to US$1.00

June 30, 2008
Balance sheet	RMB6.8718 to US$1.00
Statement of income and comprehensive income	RMB6.9696 to US$1.00

Fair Value of Financial Instruments - The Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The fair value of the forward foreign exchange contracts was measured using level 2 inputs and reported under current liabilities on the balance sheet as of December 31, 2008. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

There were no assets or liabilities measured at fair value on a non-recurring basis for the six months ended June 30, 2009.

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share - The computation of income/loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The warrants outstanding as of June 30, 2009 and March 31, 2009 were not included in the diluted earnings per share for the six months ended June 30, 2009 and the three months ended March 31, 2009, respectively, because these warrants have exercise prices greater than the average market price and hence are anti-dilutive.

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2009 and 2008 shipping and handling costs expensed to other selling, general and administrative expenses were $507,477 and $702,532 respectively and $210,381 and $413,477 for the three months ended June 30, 2009 and 2008 respectively.

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

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The Company adopted FSP SFAS No. 157-4 in the second quarter of 2009. FSP SFAS No. 157-4 did not have a material impact on the Company’s Consolidated Financial Statements.

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
If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 was adopted by the Company in the second quarter of 2009. FSP SFAS No. 115-2 did not have a material impact on the Company’s Consolidated Financial Statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP SFAS No. 107-1 in the second quarter of 2009. FSP SFAS No. 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

4.           Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank deposits	$8,201,937	$8,263,889
Cash on hand	110,568	36,583
Total	$8,312,505	$8,300,472

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of June 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5.           Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Accounts receivable	$17,536,231	$21,327,748
Less: allowances for doubtful accounts	(1,312,278)	(1,311,759)
Total	$16,223,953	$20,015,989

Concentrations in accounts receivable - At June 30, 2009, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $3,081,082  representing 18% of total accounts receivable in aggregate.  At December 31, 2008, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,863,740 representing 24% of total accounts receivable in aggregate.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.           Inventory

Inventory by major categories are summarized as follows:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$1,886,010	$2,111,996
Work in progress	12,871,901	9,468,922
Finished goods	3,526,521	3,774,325
	18,284,432	15,355,243
Less: allowance for valuation and slowing moving item	(777,320)	(777,013)
Total	$17,507,112	$14,578,230

7.           Other Current Assets

Other current assets consist of the following:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Notes receivable	$318,973	$155,714
Advance to staff and deposit, net of allowances for bad debts of $145,558 and $145,501	422,211	374,725
Value added tax recoverable	3,792,496	3,034,354
Total	$4,533,680	$3,564,793

8.           Restricted Cash and Bills Payable

Restricted cash consists of the following:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank deposit held as collaterals for bank loans and bills payable	$3,345,403	$4,387,679

At June 30, 2009 and December 31, 2008, restricted cash of $3,345,403 and $4,387,679 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 14).

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, the Company’s primary subsidiary, Shenzhen Ritar Power Co., Ltd. (“Shenzhen Ritar”), has entered into bank acceptance agreements with China CITIC Bank, Shenzhen Branch, Citibank, Shenzhen Branch, DBS bank, Shenzhen Branch and Bank of China, Hengyang Branch (the “Bank”). Pursuant to the Bank’s acceptance agreements, the Bank provided its undertakings to guarantee payment of certain of the Company’s bills with an aggregate amount of approximately $4 million.  The Company is required to place a bank deposit with 25-30%, subject to bank decision, to the bills amount undertaken by the bank. Under this kind of agreement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.           Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
At cost:
Building	$7,346,390	$5,311,491
Leasehold improvement	1,310,891	367,032
Plant and machinery	7,056,361	6,184,050
Furniture, fixtures and equipment	544,562	438,818
Motor vehicles	1,054,867	1,034,238

Total	17,313,071	13,335,629
Less: accumulated depreciation and amortization	(2,872,146)	(2,430,260)
Net book value	$14,440,925	$10,905,369

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

As of June 30, 2009 and December 31, 2008, certain property, plant and machinery with the net book value of $4,719,168 and $3,866,654, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 15.

During the six months ended June 30, 2009, depreciation expenses amounted to $663,693, among which $523,905, $64,820 and $74,968 were recorded as cost of sales, selling expense and administrative expense respectively.

During the six months ended June 30, 2008, depreciation expenses amounted to $404,631, among which $310,911, $66,644 and $27,076 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $339,442, among which $267,279, $33,502 and $38,661 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended June 30, 2008, depreciation expenses amounted to $216,614, among which $165,410, $33,905 and $17,299 were recorded as cost of sales, selling expense and administrative expense respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.           Intangible assets

Intangible assets consist of the following:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
At cost:
Computer software	$23,504	$27,861
Accumulated amortization	(11,752)	(10,773)
Net book value	$11,752	$17,088

Amortization expenses recorded as administrative expense were $2,350 and nil for the six months ended June 30, 2009 and 2008 respectively and $1,173 and nil for the three months ended June 30, 2009 and 2008 respectively.

11.           Land Use Right
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Right to use land	$483,319	$483,129
Accumulated amortization	(10,472)	(6,442)
	$472,847	$476,687

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As of June 30, 2009 and December 31, 2008, all of land use right with the net book value of $472,847 and $476,687, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 14.

During the six months ended June 30, 2009, amortization expenses amounted to $4,027 was recorded as administrative expense.

During the three months ended June 30, 2009, amortization expenses amounted to $1,612 was recorded as administrative expense

The estimated amortization expense for land use right for each of the next five years is about $9,666.

12.           Income and Other Taxes Payable

Income and other taxes payable consist of the following:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Income tax payable (see Note 17)	$2,861,044	$2,875,840
Individual income withholding tax payable	14,446	13,235
Other taxes payable	24,201	52,192
Total	$2,899,691	$2,941,267

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.           Other Current Liabilities

Other current liabilities consist of the following:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Other payable and accrued expenses	$657,628	$996,742
Accrued product warranty	178,684	178,613
Advance from customers	823,215	1,633,128
Total	$1,659,527	$2,808,483

14.           Short-term Loans

Short-term loans as of June 30, 2009 and December 31, 2008 consist of the following:

		Interest		June 30,	December 31,
Bank	Loan period	rate	Secured by	2009	2008
				(Unaudited)	(Audited)

Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	$-	$146,314
Citibank	2008-10-24 to 2009-1-21	9%	Bank deposit	-	540,470
Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	-	132,576
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	389,059
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	1,074,085
DBS bank	2008-10-21 to 2009-2-6	8%	Bank deposit	-	85,239
DBS bank	2008-12-10 to 2009-2-13	7%	Bank deposit	-	481,630
Citibank	2008-12-15 to 2009-3-13	7%	Bank deposit	-	585,257
DBS bank	2008-12-30 to 2009-4-10	7%	Bank deposit	-	162,325
Citibank	2009-3-25 to 2009-7-1	8%	Bank deposit	878,233	-
DBS bank	2009-4-17 to 2009-7-20	7%	Bank deposit	250,484	-
DBS bank	2009-6-04 to 2009-9-14	7%	Bank deposit	348,366	-
DBS bank	2009-6-22 to 2009-10-9	7%	Bank deposit	131,735	-

				$1,608,818	$3,596,955

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.           Long-Term Loans

As of June 30, 2009 and December 31, 2008, the Company had the following long-term loans:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Bank borrowing from DBS bank, with interest at 9.072% flat p.a. with monthly principal payment of $81,318 from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right as disclosed in Note 9 and Note 11, respectively.	$4,147,211	$4,389,431
Bank borrowing from DBS bank, with interest at 5% flat p.a. with monthly principal payment of $30,494 from 2009-07-12 to 2011-06-12, secured by certain property, plant and equipment as disclosed in note 9.	731,861	-
Other borrowing from Department of Science and Technology of Bao An, interest-free, matured on 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	146,372	146,314
Total loans	5,025,444	4,535,745
Less: current portion	(1,488,117)	(877,886)
Long-term loans, less current portion	$3,537,327	$3,657,859

Future maturities of long-term loans are as follows as of June 30, 2009:
12-month period ending:
2010	$1,488,117
2011	1,341,745
2012	975,814
2013	975,814
2014	243,954
Total	$5,025,444

16.           Non-controlling Interest

Non-controlling interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of June 30, 2009 and December 31, 2008, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.           Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.  The applicable income tax rates for the Company for the six months ended June 30, 2009 and 2008 are 34%.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2009 and December 31, 2008. There are no net operating loss carry forwards at June 30, 2009 and December 31, 2008.

The provision for income taxes consists of the following:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax
- PRC	$528,479	$1,072,869	$411,432	$667,969
- Deferred tax provision	-	-	-	-

Total	$528,479	$1,072,869	$411,432	$667,969

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.           Common Stock Purchase Warrants

In connection with a private placement of shares in 2007, the Company issued to certain investors and the placement agent warrants to purchase shares of the Company’s common stock. The following table shows the details and the movement of number of warrants for the six months ended June 30, 2009:

Warrant	No. of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,384,337	$2.65	1.17	$2,630,240
Granted	-
Exercised	-

Outstanding at June 30, 2009	1,384,337	$2.65	0.67	$484,518

Exercisable at June 30, 2009	1,384,337	$2.65	0.67	$484,518

19.           Stock-Based Compensation – Make Good Escrow Agreement

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

According to SAB 79, Accounting for Expense or Liabilities by Principal Stockholders, if the performance criteria is not met these shares will be released to the investors and treated as an expense for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to Mr Hu and treated as an expense equal to the amount of the market value of the shares for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Based upon the grant-date fair value of the Escrow Shares of $2.14, $963,350 compensation expense was recorded for the six months ended June 30, 2008. No compensation expense in this regard was recognized for the six months ended June 30, 2009.

20.           Foreign currency exchange gain / (loss)

Foreign currency transaction loss comprises of two components – (i) FAS 52 translation gains or losses of the accounts receivable in foreign currency and (ii) the realized gain (loss) of the derivative instruments as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Foreign currency reinstatement / realization gain / (loss)	$239,779	$(532,123)	$262,327	$(225,862)
Derivative gain / (loss)	(235,622)	-	(208,360)	-

Total	$4,157	$(532,123)	$53,967	$(225,862)

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.           Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $171,195 and $120,737 for the six months ended June 30, 2009 and 2008 respectively and $93,578 and $46,443 for the three months ended June 30, 2009 and 2008 respectively.

22.           Commitments and Contingencies

Operating Leases commitments – In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of June 30, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$146,788
- 2010	129,378
- Thereafter	-
Total minimum lease payments	$276,166

During the six months ended June 30, 2009, rental expenses amounted to $423,736, among which $337,009, $14,880 and $71,847 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the six months ended June 30, 2008, rental expenses amounted to $421,640, among which $329,762, $76,794 and $15,084 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the three months ended June 30, 2009, rental expenses amounted to $216,413, among which $170,106, $8,277 and $38,030 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the three months ended June 30, 2008, rental expenses amounted to $225,648, among which $175,020, $35,544 and $15,084 were recorded in cost of sales, administrative expense and selling expense, respectively.

23.           Concentrations, Risks, and Uncertainties

The Company had no significant concentrations of risk with respect to sales as there was no single customer constituting greater than 10% of the Company’s gross sales for the six months ended June 30, 2009 and 2008.

The Company had the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Supplier A	26%	24%	19%	28%
Supplier B	12%	16%	9%	14%
Supplier C	18%	-	12%	-
Supplier D	-	17%	-	14%

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

25.           Geographical Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments. The Company's sales by geographic destination are analyzed as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$9,996,301	$14,677,931	$5,219,585	$10,479,512
Outside PRC:
- Hong Kong	520,863	1,218,823	419,081	503,962
- Germany	2,001,549	5,290,566	1,651,495	2,769,570
- America	5,545,130	2,424,365	5,467,340	668,472
- India	3,030,967	4,725,342	1,881,414	2,532,072
- Italy	1,363,056	1,767,221	796,405	740,068
- Australia	1,645,784	2,748,261	906,289	1,645,959
- Brazil	1,598,397	2,636,812	737,207	2,007,368
- other countries, less than 5% of total sales individually	13,158,619	14,583,465	4,251,046	9,471,247
	28,864,365	35,394,855	16,110,277	20,338,718

Total net sales	$38,860,666	$50,072,786	$21,329,862	$30,818,230

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

On August 3, 2009, the Company’s common stock began trading on the NASDAQ Global Market under the trading symbol “CRTP”.

Second Quarter Financial Performance Highlights [Please provide updated explanations for changes.]
We continued to experience strong demand for our products and services during the second fiscal quarter of 2009 and growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2009:

Revenues: Our revenues were $21.3 million for the second quarter of 2009, a decrease of 30.8% from the same quarter of 2008.

Gross Margin: Gross margin was 19.2% for the second quarter of 2009, as compared to 19.5% for the same period in 2008.

Operating Profit: Operating profit was $2.3 million for the second quarter of 2009, a decrease of 17.99% from $2.8 million of the same period last year.

Net Income: Net income was $1.79 million for the second quarter of 2009, an increase of 3 % from the same period in 2008.

Fully diluted earnings per share remained the same at $0.09 for the second quarter of 2009 as compared to the same period in 2008.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the second quarter of 2009.

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

Huizhou Ritar did not commence business during the second quarter of 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2009. There are no net operating loss carry forwards at June 30, 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	In Thousands	As a percentage of revenues		In Thousands	As a percentage of revenues
Revenues	21,330	100%		30,818	100%
Cost of Sales	17,242	80.83%		24,804	80.49%

Gross Profit	4,088	19.17%		6,014	19.51%

Operating Expenses:
Salaries	526	2.47%		1,266	4.11%
Sales Commission	177	0.83%		277	0.90%
Shipping and handling cost	210	0.98%		414	1.34%
Other selling, general and administrative expenses	876	4.11%		1,254	4.07%
Total Operating Expenses	1,789	8.39%		3,211	10.42%

Operating Profit	2,299	10.78%		2,803	9.10%

Other Income and (Expenses)
Interest Income	8	0.04%		33	0.11%
Other income	7	0.03%		-	-
Interest expenses	(166)	(0.78	) %	(203)	(0.66	) %
Foreign currency translation gain (loss)	54	(0.25	) %	(226)	(0.73	) %
Other expenses	(4)	(0.02	) %	(5)	(0.02	) %

Other income (expenses)	(101)	(0.47	) %	(401)	(1.30	) %

Income before income taxes	2,198	10.31%		2,402	7.79%
Income taxes	(411)	(1.93	) %	(668)	(2.17	) %

Net Income	1,787	8.38%		1,734	5.63%

Net loss attributable to noncontrolling interest	8	0.04%		3	0.01%

Net income attributable to China Ritar shareholders	1,795	8.41%		1,737	5.64%

Other comprehensive income (loss)
Foreign currency translation adjustments	10	0.05%		631	2.05%

Comprehensive income	1,805	8.46		2,368	7.68%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.   Revenues decreased approximately $9.49 million, or 30.79% to approximately $21.33 million for the three months ended June 30, 2009 from approximately $30.82 million for the same period in 2008. This decrease was due to a decrease in our average selling price of 20% which was driven by the decrease in prices of main raw materials and a decrease in sales volume of 13.5%.

Cost of Sales.   Our cost of sales decreased approximately $7.56 million, or 30.49%, to approximately $17.24 million for the three months ended June 30, 2009, from approximately $24.8 million for the same period in 2008. This decrease was due to the decrease in prices of main raw materials and the decrease of our sales volume.  As a percentage of revenues, the cost of sales increased to 80.83% during the three months ended June 30, 2009 from 80.48% for the same period of 2008.

Gross Profit.   Our gross profit decreased approximately $1.93 million, or 32.03% to approximately $4.09 million for the three months ended June 30, 2009 from approximately $6.01 million for the same period in 2008.  Gross profit as a percentage of revenues was 19.17% for the three months ended June 30, 2009, a decrease of 0.34% from 19.51% for the same period of 2008.  Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries decreased approximately $0.74 million, or 58.47% to approximately $0.53 million for the three months ended June 30, 2009 from $1.27 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 2.47% for three months ended June 30, 2009 from 4.11% for the same period of 2008.  The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $0.96 million for the three months ended June 30, 2008 required by the release of shares of our common stock to our CEO from escrow.  We had no such provision for the stock-based compensation made for the three months ended June 30, 2009. Except for the provision of such expenses, salaries as a percentage of revenues increased 1.49% to 2.47% for the three months ended June 30, 2008 from 0.98% for the same period of 2008. The increase was mainly attributable to a significant increase of the staff of sales team and the new factory scale expansion.

Stock-based compensation. We had no such provision for the stock-based compensation made for the three months ended June 30, 2009, however, Stock-based compensation was approximately $0.96 million for the three months ended June 30, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the three months ended June 30, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $0.96 million was recognized as an expense in accordance with SFAS No. 123R for the three months ended June 30, 2008.

Sales Commission. Sales commission decreased approximately $0.10 million, or 36.02% to approximately $0.18 million for the three months ended June 30, 2009 from approximately $0.28 million for the same period of 2008. This dollar decrease was mainly attributable to the decrease in sale revenue. As a percentage of revenues, sales commission decreased to 0.83% for the three months ended June 30, 2009 from 0.90% for the same period of 2008.

Shipping and handling cost.  Shipping and handling cost decreased approximately $0.2 million, or 49.12%, to approximately $0.21 million for the three months ended June 30, 2009, from approximately $0.41 million for the same period of 2008.  The dollar decrease of shipping and handling was mainly attributable to the decreased sales for the three months ended June 30, 2009.  As a percentage of revenues, shipping and handling cost declined to 0.99% for the three months ended June 30, 2009, from 1.34% for the same period of 2008.  The percentage decrease was mainly attributable to a change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses has decreased by approximately $0.38 million, or 30.19% to approximately $0.88 million for the three months ended June 30, 2009 from approximately $1.25 million for the same period of 2008. The dollar decrease was mainly attributable to our great efforts to cut and control expenses. As a percentage of revenues, other selling, general and administrative expenses increased to 4.1% for the three months ended June 30, 2009 from 4.07% for the same period of 2008.

Income Before Income Taxes.   Income before income taxes decreased approximately $0.2 million or 8.51% to approximately $2.2 million for the three months ended June 30, 2009 from approximately $2.4 million for the same period of 2008. Such decrease was mainly attributable to the decreased gross profit as discussed above. Income before income taxes as a percentage of revenues increased to 10.31% for the three months ended June 30, 2009 from 7.8% for the same period of 2008. The percentage increase was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended June 30, 2008 as discussed above.

Income Taxes.   Income taxes decreased approximately $0.26 million to approximately $0.41 million for the three months ended June 30, 2009 from approximately $0.67 million for the same period of 2008. We paid fewer taxes in the second quarter of 2009 mostly because of the decreased income before income taxes during the three months ended June 30, 2009 compared to the same period of 2008.

Net Income.   Net income increased approximately $0.05million, or 3% to approximately $1.79 million for the three months ended June 30, 2009 from approximately $1.74 million for the same period of 2008. The increase was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended June 30, 2008 as discussed above.  Except for such non-cash stock-based compensation, net income decrease approximately $0.91million, or 33.78% to approximately $1.79 million for the three months ended June 30, 2009 from approximately $2.7 million for the same period of 2008, as a result of the factors described above.

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	In Thousands	As a percentage of revenues		In Thousands	As a percentage of revenues
Revenues	38,861	100%		50,073	100%
Cost of Sales	31,478	81.00%		40,025	79.93%

Gross Profit	7,383	19.00%		10,048	20.07%

Operating Expenses
Salaries	989	2.54%		2,477	4.95%
Sales Commission	927	2.39%		456	0.91%
Shipping and handling cost	507	1.30%		703	1.40%
Other selling, general and administrative expenses	1,871	4.81%		2,281	4.56%
Total Operating Expenses	4,294	11.05%		5,917	11.82%

Operating Profit	3,089	7.95%		4,131	8.25%

Other Income and (Expenses)
Interest Income	67	0.17%		79	0.16%
Other income	10	0.03%		-	-
Interest expenses	(314)	(0.81	) %	(346)	(0.69	) %
Foreign currency translation gain (loss)	4	(0.01	) %	(532)	(1.06	) %
Other expenses	(6)	(0.02	) %	(5)	(0.01	) %

Other income (expenses)	(239)	(0.62	) %	(804)	(1.61	) %

Income before income taxes	2,849	7.33%		3,327	6.64%
Income taxes	(528)	(1.36	) %	(1,073)	(2.14	) %

Net Income	2,321	5.97%		2,254	4.50%

Net loss attributable to noncontrolling interest	16	0.04%		17	0.03%

Net income attributable to China Ritar shareholders	2,337	6.01%		2,271	4.54%

Other comprehensive income (loss)
Foreign currency translation adjustments	118	0.30%		1,622	3.24%

Comprehensive income	2,455	6.32%		3,892	7.77%

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues.   Revenues decreased approximately $11.21 million, or 22.39% to approximately $38.86 million for the six months ended June 30, 2009 from approximately $50.07 million for the same period in 2008.  This decrease was mainly attributable to a decrease in our average selling price of 23% which was driven by the decrease in prices of main raw materials.

Cost of Sales.   Our cost of sales decreased approximately $8.55 million, or 21.35% to approximately $31.48 million for the six months ended June 30, 2009 from approximately $40.02 million for the same period in 2008.  This decrease was due to the decrease in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 81% during the six months ended June 30, 2009 from 79.93% for the same period of 2008.

Gross Profit.   Our gross profit decreased approximately $2.67 million, or 26.52 % to approximately $7.38 million for the six months ended June 30, 2009 from approximately $10.05 million for the same period in 2008.  Gross profit as a percentage of revenues was 19.00% for the six months ended June 30, 2009, a decrease of 1.07% from 20.07% for the same period of 2008.  Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries decreased approximately $1.49 million, or 60.05% to approximately $0.99 million for the six months ended June 30, 2009 from $2.48 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 2.54% for six months ended June 30, 2009 from 4.95% for the same period of 2008. The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $1.93 million for the six months ended June 30, 2008 required by the release of shares of our common stock to our CEO from escrow.  We had no such provision for the stock-based compensation made for the six months ended June 30, 2009. Except for the provision of such expenses, salaries as a percentage of revenues increased 1.45% to 2.55% for the three months ended June 30, 2008 from 1.1% for the same period of 2008. The percentage increase was mainly attributable to a significant increase of the staff of sales team and the new factory scale expansion.

Stock-based compensation. We had no such provision for the stock-based compensation made for the six months ended June 30, 2009, however, Stock-based compensation was approximately $1.93 million for the six months ended June 30, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the six months ended June 30, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $1.93 million was recognized as an expense in accordance with SFAS No. 123R for the six months ended June 30, 2008.

Sales Commission. Sales commission increased approximately $0.47 million, or 103.04% to approximately $0.93million for the six months ended June 30, 2009 from approximately $0.46 million for the same period of 2008.  As a percentage of revenues, sales commission increased to 2.39% for the six months ended June 30, 2009 from 0.91% for the same period of 2008. Such increase was because we exerted greater efforts in developing new customers, which resulted in the tremendous increase in orders from new customers and sales commission increased correspondingly.

Shipping and handling cost.  Shipping and handling cost decreased approximately $0.2 million, or 27.76%, to approximately $0.51 million for the six months ended June 30, 2009, from approximately $0.7 million for the same period of 2008. As a percentage of revenues, shipping and handling cost decreased to 1.31% for the six months ended June 30, 2009 from 1.4% for the same period of 2008. The decrease was mainly attributable to a change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses decreased approximately $0.41 million, or 17.97% to approximately $1.87 million for the six months ended June 30, 2009 from approximately $2.28 million for the same period of 2008. The dollar decrease was mainly attributable to our great efforts to cut and control expenses. As a percentage of revenues, other selling, general and administrative expenses increase to 4.81% for the six months ended June 30, 2009 from 4.56% for the same period of 2008.

Income Before Income Taxes.   Income before income taxes decreased approximately $0.48 million or 14.36% to approximately $2.85 million for the six months ended June 30, 2009 from approximately $3.33 million for the same period of 2008. Such decrease was mainly attributable to the decreased gross profit as discussed above. Income before income taxes as a percentage of revenues increased to 7.33% for the six months ended June 30, 2009 from 6.64% for the same period of 2008. The percentage increase was mainly attributable to stock-based compensation of $1.93 million related to the make good provisions for the six months ended June 30, 2008 as discussed above.

Income Taxes.   Income taxes decreased approximately $0.54 million to approximately $0.53 million for the six months ended June 30, 2009 from approximately $1.07 million for the same period of 2008.  We paid fewer taxes mostly because of the decreased income before income taxes during the six months ended June 30, 2009 compared to the same period of 2008.

Net Income.   Net income increased approximately $0.07million, or 2.95% to approximately $2.32 million for the six months ended June 30, 2009 from approximately $2.25 million for the same period of 2008. The increase was mainly attributable to stock-based compensation of $1.93 million related to the make good provisions for the six months ended June 30, 2008.  Except for such non-cash stock-based compensation, net income decrease approximately $1.86million, or 44.49% to approximately $2.32 million for the six months ended June 30, 2009 from approximately $4.18 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2009, we had cash and cash equivalents of approximately $8.3million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended June 30
	2009	2008
	(Dollars in thousands)

Net cash provided by/(used in) operating activities	1,819	(2,733)
Net cash provided by/(used in) investing activities	(1,150)	(3,245)
Net cash provided by/(used in) financing activities	(457)	5,586
Net cash inflow/(outflow)	12	(102)

Operating Activities

Net cash provided by operating activities was approximately $1.8 million for the six months ended June 30, 2009 compared with net cash used in operating activities of $2.73 million in the same period of 2008. The improvement of $4.53 million in operating activities was mainly attributable to better control of trade account receivables collection. As a result of better control of trade account receivables collection, accounts receivable decreased approximately $3.8 million to approximately $16.22 million for the six months ended June 30, 2009 from approximately $20.01 million for December31, 2008.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the six months ended June 30, 2009 was approximately $1.15 million, which is a decrease of approximately $2.1 million from net cash used in investing activities of approximately $3.25 million for the same period of 2008.  The decrease of cash used in investing activities was mainly due to the decrease of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 was approximately $0.46 million compared with net cash provided by financing activities of $5.59 million in the same period of 2008. The change of approximately $6.05 million in financing activities was mainly attributable to the net outflow of bank borrowings of approximately $1.5 million made in the six months ended June 30, 2009 compared to the same period in 2008 where we had the net inflow of bank borrowings of approximately $3.29 million.

Loan Facilities

As of June 30, 2009, the amounts and maturity dates for our bank loans were as follows.

Citibank (China) Co.	$0.88	03/25/09	07/01/2009	3 months
DBS Bank (Hong Kong) Limited
Shenzhen Branch	$0.35	06/04/2009	09/14/2009	3 months
DBS Bank (Hong Kong) Limited
Shenzhen Branch	$0.13	06/22/2009	10/09/2009	3 months
DBS Bank (Hong Kong) Limited
Shenzhen Branch	$0.25	04/17/2009	07/20/2009	3 months
DBS Bank (Hong Kong) Limited
Shenzhen Branch	$4.14	09/30/2008	09/30/2013	5years
DBS Bank (Hong Kong) Limited
Shenzhen Branch	$0.73	06/12/2009	06/12/2011	2years
Science and Technology Bureau
of Bao An District	$0.15	12/20/2007	12/20/2009	2years
Total	$6.63

All amounts, other than percentages, in millions of U.S. dollars

* Calculated on the basis that $1 = RMB6.8319

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

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $81,318 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $0.73 million with an interest rate of 7% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

During the second quarter of 2009, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $0.73 million from DBS with an interest rate of 5% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $30,494 by 24 installment starting July 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, machinery and equipment of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2009:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$6,633	$3,096	$3,537	-	-
Operating lease obligations	276	147	129	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$6,609	$3,243	$3,666	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2009.

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

Derivative Instruments - The Company entered into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the Company’s consolidated statement of income and comprehensive income. In the second quarter of fiscal 2009, all of the Company’s forward foreign currency contracts had expired. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

Fair Value of Financial Instruments - The Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The fair value of the forward foreign exchange contracts was measured using level 2 inputs and reported under current liabilities on the balance sheet as of December 31, 2008. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

There were no assets or liabilities measured at fair value on a non-recurring basis for the six months ended June 30, 2009.

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

Research and development expenses - Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $50,796 and $234,535 respectively and $27,366 and $118,976 for the three months ended June 30, 2009 and 2008 respectively.

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share - The computation of income/loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The warrants outstanding as of June 30, 2009 and March 31, 2009 were not included in the diluted earnings per share for the six months ended June 30, 2009 and the three months ended March 31, 2009, respectively, because these warrants have exercise prices greater than the average market price and hence are anti-dilutive.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.  Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The Company adopted FSP SFAS No. 157-4 in the second quarter of 2009. FSP SFAS No. 157-4 did not have a material impact on the Company’s Consolidated Financial Statements.

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
If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 was adopted by the Company in the second quarter of 2009. FSP SFAS No. 115-2 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP SFAS No. 107-1 in the second quarter of 2009. FSP SFAS No. 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Zhenghua Cai, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Mr. Hu and Mr. Cai concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2009, we made no unregistered sales of our equity securities.

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

DATED: August __, 2009

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