Form 10-Q
period 2009-09-30
China Ritar Power Corp.
filed 2009-11-16
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of November 6, 2009 is 19,266,821.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,788,967	$8,300,472
Accounts receivable, net of allowances of $1,312,835 and $1,311,759	28,093,385	20,015,989
Inventory	15,919,169	14,578,230
Advance to suppliers	2,945,857	1,340,107
Other current assets	3,246,184	3,564,793
Restricted cash	3,549,277	4,387,679

Total current assets	63,542,839	52,187,270

Non-current assets:
Property, plant and equipment, net	14,302,416	10,905,369
Construction in progress	84,394	3,089,854
Intangible assets, net	10,581	17,088
Land use right	470,631	476,687
Rental and utility deposits	82,430	82,801

Total assets	$78,493,291	$66,759,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,930,797	$13,483,218
Income and other taxes payable	3,517,617	2,941,267
Accrued salaries	255,891	447,022
Bills payable	5,191,198	4,321,915
Derivative instruments	-	236,898
Other current liabilities	1,541,836	2,808,483
Current portion of long term loans	1,479,964	877,886
Short-term loans	6,128,276	3,596,955

Total current liabilities	35,045,579	28,713,644

Long-term loans	3,219,724	3,657,859

Total liabilities	38,265,303	32,371,503

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 19,266,821 and 19,134,992 shares issued and outstanding	19,267	19,135
Additional paid-in capital	19,339,505	19,222,727
Retained earnings	17,653,209	12,053,205
Accumulated other comprehensive income	3,233,749	3,092,499
Total China Ritar shareholders’ equity	40,245,730	34,387,566

Non-controlling interest	(17,742)	-

Total equity	40,227,988	34,387,566

Total liabilities and stockholders’ equity	$78,493,291	$66,759,069

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008

Revenue	$72,770,220	$86,394,684	$33,909,554	$36,321,897

Cost of sales	59,033,209	68,893,115	27,555,365	28,868,390

Gross profit	13,737,011	17,501,569	6,354,189	7,453,507

Operating expenses:
Salaries	1,401,032	3,946,743	411,598	1,469,858
Sales commission	1,137,101	875,854	210,519	419,499
Shipping and handling cost	843,499	1,166,326	336,022	463,794
Other selling and administrative expenses	3,040,517	3,914,333	1,169,705	1,633,578
	6,422,149	9,903,256	2,127,844	3,986,729

Operating profit	7,314,862	7,598,313	4,226,345	3,466,778

Other income and (expenses):
Interest income	71,984	128,398	5,419	49,260
Other income	40,649	963	31,097	744
Interest expenses	(500,512)	(749,610)	(187,018)	(403,439)
Foreign currency exchange gain (loss)	(18,008)	(457,690)	(22,165)	74,433
Other expenses	(11,444)	(8,739)	(5,536)	(3,425)

Other expenses, net	(417,331)	(1,086,678)	(178,203)	(282,427)

Income before income taxes	6,897,531	6,511,635	4,048,142	3,184,351

Income taxes	(1,315,258)	(1,850,361)	(786,779)	(777,491)

Net income	5,582,273	4,661,274	3,261,363	2,406,860

Net loss attributable to non-controlling interest	17,731	20,017	2,009	3,205

Net income attributable to China Ritar shareholders	5,600,004	4,681,291	3,263,372	2,410,065

Other comprehensive income
Foreign currency translation adjustment	141,239	1,995,085	23,271	352,424
Other comprehensive loss attributable to non-controlling interest	11	-	8	-
	141,250	1,995,085	23,279	352,424
Comprehensive income attributable to China Ritar shareholders	$5,741,254	$6,676,376	$3,286,651	$2,762,489

Earnings per share:
- Basic	$0.29	$0.24	$0.17	$0.13
- Diluted	$0.29	$0.24	$0.17	$0.12

Weighted average number of shares outstanding:
- Basic	19,169,619	19,125,115	19,237,745	19,134,992
- Diluted	19,588,589	19,479,221	19,378,936	19,519,730

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	China Ritar shareholders
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Retained	comprehensive	controlling
	Shares	Amount	capital	earnings	income	interest	Total

Balance, December 31, 2008 (Audited)	19,134,992	$19,135	$19,222,727	$12,053,205	$3,092,499	$-	$34,387,566

Foreign currency Translation difference	-	-	-	-	141,250	(11)	141,239
Net income for the period	-	-	-	5,600,004	-	(17,731)	5,582,273
Total comprehensive income							5,723,512
Issuance of common stock with cashless exercise of warrants	89,775	90	(90)	-	-	-	-
Issuance of common stock by exercise of warrants at $2.78	42,054	42	116,868	-	-	-	116,910

Balance, September 30, 2009	19,266,821	$19,267	$19,339,505	$17,653,209	$3,233,749	$(17,742)	$40,227,988

See accompanying notes to condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
Operating activities
Net income attributable to China Ritar shareholders	$5,600,004	$4,681,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	1,010,531	653,925
Amortization of intangible assets and land use right	9,968	2,264
Allowance of bad debts	-	546,908
Gain on disposal on property, plant and equipment	(365)	-
Allowance for inventory valuation and slow moving items	-	117,198
Stock based compensation-make good provision	-	2,890,050
Non-controlling interests	(17,731)	(20,017)

Changes in operating working capital items:
Accounts receivable	(8,056,264)	(12,103,486)
Inventory	(1,328,206)	(10,061,890)
Advance to suppliers	(1,603,712)	1,546,540
Other current assets	321,343	(836,721)
Rental and utility deposits	439	-
Accounts payable	3,434,527	9,542,377
Income and other taxes payable	573,601	1,132,426
Accrued salaries	(191,385)	97,431
Bills payable	865,232	(2,656,342)
Other current liabilities	(1,197,733)	131,190
Net cash used in operating activities	(579,751)	(4,336,856)

Investing activities
Loan to related parties	-	216,761
Purchase of property, plant and equipment	(1,394,445)	(6,615,432)
Sales proceeds of disposal of property, plant and equipment	4,390	-
Net cash used in investing activities	(1,390,055)	(6,398,671)

Financing activities
Proceeds from exercises of warrants	116,910	26,105
Proceeds from other loan borrowings	-	85,812
Proceeds from bank borrowings	9,091,188	23,609,767
Repayment of bank borrowings	(6,402,592)	(17,102,702)
Restricted cash	841,507	2,724,036
Net cash provided by financing activities	3,647,013	9,343,018

Effect of exchange rate changes in cash	(188,712)	340,912

Net increase (decrease) in cash and cash equivalents	1,488,495	(1,051,597)

Cash and cash equivalents, beginning of period	8,300,472	4,775,562

Cash and cash equivalents, end of period	$9,788,967	$3,723,965

Supplemental disclosure of cash flow information
Interest paid	$71,984	$283,715
Income taxes paid	$735,365	$629,901

Non-cash financing activities
Issuance of common stock for cashless exercise of warrants	$90	$125

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

On July 22, 2006, Ritar International, entered into an agreement with all shareholders of Shenzhen Ritar to acquire all of the issued and outstanding stock of Shenzhen Ritar and its wholly-owned subsidiary, Shanghai Ritar Power Co., Limited ( “Shanghai Ritar”). On November 21, 2006, Ritar International paid $5,052,546 (RMB40,000,000) to the shareholders of Shenzhen Ritar to acquire all shares of Shenzhen Ritar common stock held by all stockholders. The source of the funds paid by Ritar International to all shareholders of Shenzhen Ritar came from the capital contribution made by Ritar International’s shareholders. Since the ownership of Ritar International and Shenzhen Ritar are the same, the merger was accounted for as a reorganization of entities under common control, whereby Ritar International was the receiving entity and recognized the assets and liabilities of Shenzhen Ritar transferred at their carrying amounts. The reorganization was treated similar to the pooling of interest method with carry over basis.

Ritar International currently has three operating subsidiaries:  Shenzhen Ritar, Shanghai Ritar and Hengyang Ritar.  Shenzhen Ritar, wholly owned by Ritar International, was incorporated in the PRC in May 2002. Shanghai Ritar was incorporated in China in August 2003. Shanghai Ritar is now 95% owned by Shenzhen Ritar and 5% owned by Mr. Jiada Hu. Hengyang Ritar, wholly owned by Shenzhen Ritar, was incorporated in China in April 2007.

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

According to share transfer agreements signed on April 11, 2005 and April 29, 2005 respectively, Mr. Zhenjie Gong and Mr. Wanxiu He sold the shares to Mr. Jiada Hu.  After the transfer, Mr. Jiada Hu became the major shareholder, owning 81% of the shareholdings, of Shenzhen Ritar.

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

Ritar Power (Huizhou) Co., Limited

Ritar International formed a new company Huizhou Ritar in Huizhou City in November 2006. The planned investment amount is $30 million, and registered capital is $12 million. However, up to September 30, 2009, Huizhou Ritar has not commenced its operations.

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

Restricted cash - Deposits in banks pledged as securities for bank loan and bills payable (Note 8) that are restricted in use are classified as restricted cash under current assets.

Inventory - Inventory is stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable - Trade accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the above assessment, during the reporting periods, the management establishes the general provision policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year which have not yet been settled as of the date when financial statements are prepared. Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

The Company accounts for its intangible assets pursuant to FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

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

Derivative instruments - The Company entered into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the Company’s consolidated statement of income and comprehensive income. In the third quarter of fiscal 2009, all of the Company’s forward foreign currency contracts had expired. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

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

Research and development expenses - Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $155,612 and $357,283 respectively and $104,816 and $122,748 for the three months ended September 30, 2009 and 2008 respectively.

Advertising costs- The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $66,461 and nil for the nine months ended September 30, 2009 and 2008 respectively and $39,738 and nil for the three months ended September 30, 2009 and 2008 respectively.

Warranty costs - The Company accounts for its liability for product warranties in accordance with FASB ASC Topic 460 “Guarantees.” Under ASC 460, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to nil and $310,072 for the nine months ended September 30, 2009 and 2008, respectively, and nil and $159,495 for the three months ended September 30, 2009 and 2008 respectively, which are included in its selling expenses.

Comprehensive income - Accumulated other comprehensive income represents foreign currency translation adjustments.

Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end.

A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation - The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the periods are translated into US$ at the exchange rates prevailing at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. All transaction differences are recorded in the income statement.

The Company’s subsidiaries in the PRC have their local currency, Renminbi (“RMB”), as their functional currency. On consolidation, the financial statements of the Company’s subsidiaries in PRC are translated from RMB into US$ in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

September 30, 2009
Balance sheet	RMB6.8290 to US$1.00
Statement of income and comprehensive income	RMB6.8330 to US$1.00

December 31, 2008
Balance sheet	RMB6.8346 to US$1.00
Statement of income and comprehensive income	RMB6.9253 to US$1.00

September 30, 2008
Balance sheet	RMB6.7899 to US$1.00
Statement of income and comprehensive income	RMB6.8305 to US$1.00

Fair value of financial instruments - The Company adopted FASB ASC 820-10 “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

There were no assets or liabilities measured at fair value on a non-recurring basis for the nine months ended September 30, 2009.

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic income/loss per common share - The computation of income/loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260-10, “Earnings Per Share.” The warrants outstanding as of September 30, 2009 were 1,056,068 in the calculation of diluted earnings per share for the three months and nine months ended September 30, 2009.

The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$5,600,004	$4,681,291	$3,263,372	$2,410,065

Weighted average shares outstanding-basis	19,169,619	19,125,115	19,237,745	19,134,992
Warrants	418,970	354,106	141,191	384,738
Weighted average shares outstanding-diluted	$19,588,589	$19,479,221	$19,378,936	$19,519,730

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

Shipping and Handling Cost - Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2009 and 2008 shipping and handling costs expensed to other selling, general and administrative expenses were $843,499 and $1,166,326 respectively and $336,022 and $463,794 for the three months ended September 30, 2009 and 2008 respectively.

3.	Recent Accounting Pronouncement

Recent accounting pronouncements adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncements to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements").  The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the Accounting Standards Updates:

•      ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•      ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

4.	Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank deposits	$9,621,096	$8,263,889
Cash on hand	167,871	36,583
Total	$9,788,967	$8,300,472

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of September 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5.	Accounts Receivable

Accounts receivable by major categories are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Accounts receivable	$29,406,220	$21,327,748
Less: allowances for doubtful accounts	(1,312,835)	(1,311,759)
Total	$28,093,385	$20,015,989

Concentrations in accounts receivable - At September 30, 2009, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $8,297,280 representing 30% of total accounts receivable in aggregate.  At December 31, 2008, three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,863,740 representing 24% of total accounts receivable in aggregate.

6.	Inventory

Inventory by major categories are summarized as follows:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$2,712,194	$2,111,996
Work in progress	11,091,685	9,468,922
Finished goods	2,892,940	3,774,325
	16,696,819	15,355,243
Less: allowance for valuation and slowing moving item	(777,650)	(777,013)
Total	$15,919,169	$14,578,230

7.	Other Current Assets

Other current assets consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Notes receivable	$411,940	$155,714
Advance to staff and deposit, net of allowances for bad debts of $145,620 and $145,501	1,077,003	374,725
Value added tax recoverable	1,757,241	3,034,354
Total	$3,246,184	$3,564,793

8.	Restricted Cash and Bills Payable

Restricted cash consists of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank deposit held as collaterals for bank loans and bills payable	$3,549,277	$4,387,679

At September 30, 2009 and December 31, 2008, restricted cash of $3,549,277 and $4,387,679 respectively represented the deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 14).

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

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
At cost:
Building	$7,410,005	$5,311,491
Leasehold improvement	1,311,448	367,032
Plant and machinery	7,117,930	6,184,050
Furniture, fixtures and equipment	557,688	438,818
Motor vehicles	1,125,733	1,034,238

Total	17,522,804	13,335,629
Less: accumulated depreciation and amortization	(3,220,388)	(2,430,260)
Net book value	$14,302,416	$10,905,369

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

As of September 30, 2009 and December 31, 2008, certain property, plant and machinery with the net book value of $8,932,659 and $3,866,654, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 15.

During the nine months ended September 30, 2009, depreciation expenses amounted to $1,010,531, among which $791,999, $99,635 and $118,897 were recorded as cost of sales, selling expense and administrative expense respectively.

During the nine months ended September 30, 2008, depreciation expenses amounted to $653,925, among which $499,205, $97,577 and $57,143 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended September 30, 2009, depreciation expenses amounted to $346,838, among which $268,094, $34,815 and $43,929 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended September 30, 2008, depreciation expenses amounted to $249,295, among which $188,295, $30,933 and $30,067 were recorded as cost of sales, selling expense and administrative expense respectively.

10.	Intangible Assets

Intangible assets consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
At cost:
Computer software	$23,514	$27,861
Accumulated amortization	(12,933)	(10,773)
Net book value	$10,581	$17,088

Amortization expenses recorded as administrative expense were $3,525 and nil for the nine months ended September 30, 2009 and 2008 respectively and $1,175 and nil for the three months ended September 30, 2009 and 2008 respectively.

11.	Land Use Right

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Right to use land	$483,525	$483,129
Accumulated amortization	(12,894)	(6,442)
	$470,631	$476,687

The subsidiary, Hengyang Ritar, obtained the right from the relevant PRC land authority for periods of 50 years to use the lands on which the production facilities and warehouses of the subsidiaries are situated.

As of September 30, 2009 and December 31, 2008, all of land use right with the net book value of $470,631 and $476,687, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 15.

During the nine months ended September 30, 2009 and 2008, amortization expenses amounted to $6,443 and $3,996 were recorded as administrative expense.

During the three months ended September 30, 2009 and 2008, amortization expenses amounted to $2,416 and $2,417 were recorded as administrative expense

The estimated amortization expense for land use right for each of the next five years is about $8,590.

12.	Income and Other Taxes Payable

Income and other taxes payable consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Income tax payable (see Note 17)	$3,458,432	$2,875,840
Individual income withholding tax payable	12,337	13,235
Other taxes payable	46,848	52,192
Total	$3,517,617	$2,941,267

13.	Other Current Liabilities

Other current liabilities consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Other payables and accrued expenses	$380,791	$996,742
Accrued product warranty	178,760	178,613
Advance from customers	982,285	1,633,128
Total	$1,541,836	$2,808,483

14.	Short-Term Loans

Short-term loans as of September 30, 2009 and December 31, 2008 consist of the following:

		Interest		September 30,	December 31,
Bank	Loan period	rate	Secured by	2009	2008
				(Unaudited)	(Audited)

Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	$-	$146,314
Citibank	2008-10-24 to 2009-1-21	9%	Bank deposit	-	540,470
Citibank	2008-10-24 to 2009-1-16	9%	Bank deposit	-	132,576
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	389,059
Citibank	2008-10-26 to 2009-1-23	9%	Bank deposit	-	1,074,085
DBS bank	2008-10-21 to 2009-2-6	8%	Bank deposit	-	85,239
DBS bank	2008-12-10 to 2009-2-13	7%	Bank deposit	-	481,630
Citibank	2008-12-15 to 2009-3-13	7%	Bank deposit	-	585,257
DBS bank	2008-12-30 to 2009-4-10	7%	Bank deposit	-	162,325
Citibank	2009-8-28 to 2009-11-21	6%	Bank deposit and corporate and personal guarantee *	578,415	-
Citibank	2009-9-30 to 2009-1-22	5%	Bank deposit and corporate and personal guarantee *	951,823	-
Citibank	2009-9-30 to 2009-1-22	5%	Bank deposit and corporate and personal guarantee *	937,180	-
China Merchants Bank	2009-9-25 to 2009-12-25	5%	Personal guarantee **	2,928,686	-
DBS bank	2009-6-22 to 2009-10-9	5%	Property, plant and equipment, land use right and personal guarantee ***	131,791	-
DBS bank	2009-7-23 to 2009-11-9	5%	Property, plant and equipment, land use right and personal guarantee ***	251,867	-
DBS bank	2009-9-16 to 2009-12-25	5%	Property, plant and equipment, land use right and corporate and personal guarantee ***	348,514	-

				$6,128,276	$3,596,955

*	Secured by bank deposit and was jointly guaranteed by Shanghai Ritar, Hengyang Ritar, Mr. Jiada Hu and Ms. Henying Peng
**	Jointly guaranteed by Jiada Hu and Ms. Henying Peng
***
Secured by properties and land use right of Hengyang Riatr, properties of Mr. Jiada Hu and Ms. Henying Peng, and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

15.	Long-Term Loans

As of September 30, 2009 and December 31, 2008, the Company had the following long-term loans:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank borrowing from DBS bank, with interest at 9.072% flat p.a. with monthly principal payment of $81,318 from 2009-04-18 to 2013-09-18, secured by properties and land use right of Henyang Ritar, as disclosed in Note 9 and Note 11, respectively. In addition, it’s secured by properties of Mr. Jiada Hu and Ms Henying Peng, and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.	$3,904,916	$4,389,431

Bank borrowing from DBS bank, with interest at 5% flat p.a. with monthly principal payment of $30,494 from 2009-07-12 to 2011-06-12, secured by machinery and equipment of Henyang Ritar as disclosed in Note 9 and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.	648,338	-

Other borrowing from Department of Science and Technology of Bao An, interest-free, matured on 2009-12-20 and secured by Shenzhen Small and Medium Enterprises Credit Guarantee Center.	146,434	146,314
Total loans	4,699,688	4,535,745
Less: current portion	(1,479,964)	(877,886)
Long-term loans, less current portion	$3,219,724	$3,657,859

Future maturities of long-term loans are as follows as of September 30, 2009:
12-month period ending:
2010	$1,479,964
2011	1,267,266
2012	976,229
2013	976,229
2014	-
Total	$4,699,688

16.	Non-controlling Interest

Non-controlling interest represents the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar. As of September 30, 2009 and December 31, 2008, the Company owned 95% of Shanghai Ritar’s capital stock, representing 95% of voting control.

The Company’s 95% controlling interest requires that Shanghai Ritar’s operations be included in the Company’s Consolidated Financial Statements.

17.	Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the years presented. The applicable income tax rates for the Company for the nine months ended September 30, 2009 and 2008 are 34%.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2009 and December 31, 2008. There are no net operating loss carry forwards at September 30, 2009 and December 31, 2008.

The provision for income taxes consists of the following:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax
- PRC	$1,315,258	$1,850,361	$786,779	$777,491
- Deferred tax provision	-	-	-	-

Total	$1,315,258	$1,850,361	$786,779	$777,491

18.	Common Stock Purchase Warrants

In connection with a private placement of shares in 2007, the Company issued to certain investors and the placement agent warrants to purchase shares of the Company’s common stock. The following table shows the details and the movement of number of warrants for the nine months ended September 30, 2009:

Warrant	No. of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,384,337	$2.65	1.17	$2,630,240
Granted	-
Exercised	(328,269)	$0.36

Outstanding at September 30, 2009	1,056,068	$2.78	0.42	$3,221,007

Exercisable at September 30, 2009	1,056,068	$2.78	0.42	$3,221,007

On July 7, 2009, an investor exercised 286,215 cashless warrants for the issuance of 89,775 common shares.

On August 5, 2009, an investor exercised 28,038 warrants at $2.78 and $77,946 proceeds from issuance of common shares recorded under statement of cashflows.

On September 15, 2009, an investor exercised 14,016 warrants at $2.78 and $38,964 proceeds from issuance of common shares recorded under statement of cashflows.

The total number of warrants outstanding as of September 30, 2009 was 1,056,068.

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

Per FASB ASC Topic 718, “Compensation – Stock Compensation,” if the performance criteria is not met these shares will be released to the investors and treated as an expense for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. If the net income threshold is met, the shares will be released back to Mr Hu and treated as an expense equal to the amount of the market value of the shares for the amount of the grant-date value of the shares as of the date that the Make Good Agreement was signed. Based upon the grant-date fair value of the Escrow Shares of $2.14, $2,890,050 compensation expense was recorded for the nine months ended September 30, 2008. No compensation expense in this regard was recognized for the nine months ended September 30, 2009.

20.	Foreign Currency Exchange Gain / (Loss)

Foreign currency transaction loss comprises of two components – (i) translation gains or losses of the accounts receivable in foreign currency under FASB ASC Topic 830 and (ii) the realized loss of the derivative instruments as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Foreign currency reinstatement / realization gain / (loss)	$217,614	$(457,690)	$(22,165)	$74,433
Derivative gain / (loss)	(235,622)	-	-	-

Total	$(18,008)	$(457,690)	$(22,165)	$74,433

21.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $208,063 and $223,492 for the nine months ended September 30, 2009 and 2008 respectively and $36,868 and $102,755 for the three months ended September 30, 2009 and 2008 respectively.

22.	Commitments and Contingencies

Operating Leases Commitments – In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of September 30, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$72,273
- 2010	129,433
- Thereafter	-
Total minimum lease payments	$201,706

During the nine months ended September 30, 2009, rental expenses amounted to $662,030, among which $509,058, $24,021 and $128,951 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the nine months ended September 30, 2008, rental expenses amounted to $670,688, among which $528,665, $110,786 and $31,237 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the three months ended September 30, 2009, rental expenses amounted to $238,294, among which $172,049, $9,141 and $57,104 were recorded in cost of sales, administrative expense and selling expense, respectively.

During the three months ended September 30, 2008, rental expenses amounted to $249,048, among which $198,903, $33,992 and $14,938 were recorded in cost of sales, administrative expense and selling expense, respectively.

23.	Related Party Transactions

At September 30, 2009, the Company’s short-term bank loans of $6,128,276 and long-term bank loans of $4,553,254 were jointly guaranteed by Mr. Jiada Hu and Ms. Henying Peng. In addition, they also provided personal properties to secure short-term bank loans of $732,172 and long-term bank loans of $3,904,916 (see Note 14 and 15 above for detail). Mr. Jiada Hu is the the Company’s chief executive officer and Mr. Henying Peng is the wife of Mr. Jiada Hu.

Mr. Jianjun Zeng, the Company's chief operation officer and brother-in-law of Mr. Jiada Hu, provided personal guarantee for the Company's short-term bank loans of $732,172 and long-term bank loans of $4,553,254 at September 30, 2009.

24.	Concentrations, Risks, and Uncertainties

The Company had no significant concentrations of risk with respect to sales as there was no single customer constituting greater than 10% of the Company’s gross sales for the nine months ended September 30, 2009 and 2008.

The Company had the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Supplier A	28%	27%	38%	19%
Supplier B	16%	14%	20%	19%
Supplier C	11%	-	13%	-
Supplier D	-	13%	-	22%

25.	Operating Risk

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

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments. The Company's sales by geographic destination are analyzed as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$24,320,738	$20,769,589	$14,324,436	$6,091,658
Outside PRC:
- Hong Kong	1,335,523	6,261,833	814,660	5,043,010
- Germany	3,479,573	7,823,442	1,478,024	2,532,876
- America	8,745,933	5,282,438	3,200,803	2,858,073
- India	4,219,728	8,387,466	1,188,761	3,662,123
- Italy	2,353,286	2,311,650	990,230	544,429
- Australia	3,161,240	3,642,480	1,515,456	894,219
- Brazil	2,856,317	4,794,164	1,257,920	2,157,352
- other countries, less than 5% of total sales individually	22,297,882	27,121,622	9,139,263	12,538,157
	48,449,482	65,625,095	19,585,117	30,230,239

Total net sales	$72,770,220	$86,394,684	$33,909,553	$36,321,897

27.	Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through November 16, 2009, which represents the issue date of this Form 10-Q. At October 22, 2009, investor has exercised warrant for acquisition of 23,364 new common stock at $2.78 per share. In addition, on October 2, 2009, the Company entered into a subscription agreement with several institutional investors in connection with the registered direct offering of up to 2,150,000 shares of common stock at a purchase price of $6.00 per share, for gross proceeds of approximately $12.9 million. Roth Capital Partners, LLC acted as the sole placement agent for the transaction.

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

Overview of Our Business

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

Our revenue increased from $40.9 million in fiscal year 2006 to $73.3 million in fiscal year 2007 and $119.6 million in fiscal year 2008, representing a compounded annual growth rate of approximately 70.92%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through increased vertical integration. We currently have 19 lead acid battery production lines that are operational. Three of them are located at Shanghai Ritar, eleven production lines are located at Shenzhen Ritar, five production lines are located at Hengyang Ritar. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July 2008, production of lead plates began at the Hengyang facility.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Recent Developments

The construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province was completed on March 20, 2008 and the lead-acid battery production lines began to be operational in April, 2008. Our annual designed production capacity of all five production lines at Hengyang Ritar is approximately 1.25 million kilowatt-hours. In addition, in July of 2008, production of lead plates began at the Hengyang facility.

On August 3, 2009, the Company’s common stock began trading on the NASDAQ Global Market under the trading symbol “CRTP”.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2009 and growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2009:

Revenues: Our revenues were $33.9 million for the third quarter of 2009, a decrease of 6.6% from the same quarter of 2008.

Gross Margin: Gross margin was 18.7% for the third quarter of 2009, as compared to 20.5% for the same period in 2008.

Operating Profit: Operating profit was $4.2 million for the third quarter of 2009, an increase of 20% from $3.5 million of the same period last year.

Net Income: Net income was $3.26 million for the third quarter of 2009, an increase of 35% from 2.41 million of the same period in 2008.

Fully diluted earnings per share was $0.17 for the third quarter of 2009, an increase of 41.7% from the same period in 2008.

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

Operating Expenses

Our operating expenses consist of salaries, sales commission, shipping and handling cost and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the third quarter of 2009.

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

Huizhou Ritar did not commence business during the third quarter of 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2009. There are no net operating loss carry forwards at September 30, 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	33,910	100%	36,322	100%
Cost of Sales	27,555	81.26%	28,868	79.48%

Gross Profit	6,354	18.74%	7,454	20.52%

Operating Expenses:
Salaries	412	1.21%	1,470	4.05%
Sales Commission	211	0.62%	419	1.15%
Shipping and handling cost	336	0.99%	464	1.28%
Other selling, general and administrative expenses	1,170	3.45%	1,634	4.50%
Total Operating Expenses	2,128	6.28%	3,987	10.98%

Operating Profit	4,226	12.46%	3,467	9.55%

Other Income and (Expenses)
Interest Income	5	0.01%	49	0.13%
Other income	31	0.09%	1	0.00
Interest expenses	(187)	(0.55)%	(403)	(1.11)%
Foreign currency translation gain (loss)	(22)	(0.06)%	74	(0.20)%
Other expenses	(6)	(0.02)%	(3)	(0.01)%

Other income (expenses)	(178)	(0.52)%	(282)	(0.78)%

Income before income taxes	4,048	11.94%	3,184	8.77%
Income taxes	(787)	(2.32)%	(777)	(2.14)%

Net Income	3,261	9.62%	2,407	6.63%

Net loss attributable to noncontrolling interest	2	0.01%	3	0.01%

Net income attributable to China Ritar shareholders	3,263	9.62%	2,410	6.64%

Other comprehensive income (loss)
Foreign currency translation adjustments	23	0.07%	352	0.97%

Comprehensive income	3,287	9.69%	2,762	7.60%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.   Revenues decreased approximately $2.41million, or 6.64% to approximately $33.91 million for the three months ended September30, 2009 from approximately $36.32 million for the same period in 2008. This decrease was due to a decrease in our average selling price of 12% which was driven by the decrease in prices of main raw materials and an increase in sales volume of 6.1%.

Cost of sales. Our cost of sales decreased approximately $1.31 million, or 4.54%, to approximately $27.56 million for the three months ended September 30, 2009, from approximately $28.87 million for the same period in 2008. This decrease was due to the decrease in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 81.26% during the three months ended September 30, 2009 from 79.48% for the same period of 2008.

Gross profit.  Our gross profit decreased approximately $1.10 million, or 14.75% to approximately $6.35 million for the three months ended September 30, 2009 from approximately $7.45 million for the same period in 2008.  Gross profit as a percentage of revenues was 18.74% for the three months ended September 30, 2009, a decrease of 1.78% from 20.52% for the same period of 2008.  Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.  Salaries decreased approximately $1.06 million, or 71.99% to approximately $0.41 million for the three months ended September 30, 2009 from $1.47 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 1.21% for three months ended September 30, 2009 from 4.05% for the same period of 2008.  The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $0.96 million for the three months ended September 30, 2008 required by the release of shares of our common stock to our CEO from escrow.  We had no such provision for the stock-based compensation made for the three months ended September 30, 2009. Except for the provision of such expenses, salaries as a percentage of revenues decreased 0.18% to 1.21% for the three months ended September 30, 2008 from 1.39% for the same period of 2008. The decrease was mainly attributable to the decreased headcounts for the factory in Shanghai.

Stock-based compensation. We had no such provision for the stock-based compensation made for the three months ended September 30, 2009, however, Stock-based compensation was approximately $0.96 million for the three months ended September 30, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the three months ended September 30, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $0.96 million was recognized as an expense in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” for the three months ended September 30, 2008.

Sales commission.  Sales commission decreased approximately $0.21 million, or 50% to approximately $0.21 million for the three months ended September 30, 2009 from approximately $0.42 million for the same period of 2008. As a percentage of revenues, sales commission decreased to 0.62% for the three months ended September 30, 2009 from 1.15% for the same period of 2008. The decrease was mainly attributable that we paid a comparatively low commission rate to our sales agents for existing clients during this period.

Shipping and handling cost.  Shipping and handling cost decreased approximately $0.13 million, or 27.55%, to approximately $0.33 million for the three months ended September 30, 2009, from approximately $0.46 million for the same period of 2008.  As a percentage of revenues, shipping and handling cost declined to 0.99% for the three months ended September 30, 2009, from 1.28% for the same period of 2008.  The decrease was mainly attributable to a change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses has decreased by approximately $0.46 million, or 28.4% to approximately $1.17 million for the three months ended September 30, 2009 from approximately $1.63 million for the same period of 2008. As a percentage of revenues, other selling, general and administrative expenses decreased to 3.45% for the three months ended September 30, 2009 from 4.5% for the same period of 2008. The decrease was mainly attributable to our great efforts to cut cost and control expenses.

Income before income taxes.  Income before income taxes increased approximately $0.86 million or 27.12% to approximately $4.05 million for the three months ended September 30, 2009 from approximately $3.18 million for the same period of 2008. Such increase was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended September 30, 2008 as discussed above. Income before income taxes as a percentage of revenues increased to 11.94% for the three months ended September 30, 2009 from 8.77% for the same period of 2008. The percentage increase was mainly attributable to stock-based compensation for the three months ended September 30, 2008 as discussed above. Except for the provision of such expenses, Income before income taxes as a percentage of revenues increased to 11.94% for the three months ended September 30, 2009 from 11.42% for the same period of 2008.

Income taxes.  Income taxes increased approximately $0.01 million to approximately $0.79 million for the three months ended September 30, 2009 from approximately $0.78 million for the same period of 2008. We paid more taxes in the third quarter of 2009 mostly because our income tax rate of Shenzhen Ritar increased to 20% since January 1, 2009 while during the same period of 2008 it was 18%.

Net income.  Net income increased approximately $0.85million, or 35.41% to approximately $3.26million for the three months ended September 30, 2009 from approximately $2.41 million for the same period of 2008. The increase was mainly attributable to stock-based compensation of $0.96 million related to the make good provisions for the three months ended September 30, 2008 as discussed above.  Except for such non-cash stock-based compensation, net income decrease approximately $0.11million, or 3.3% to approximately $3.26 million for the three months ended September 30, 2009 from approximately $3.37 million for the same period of 2008, as a result of the factors described above.

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue:
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	In Thousands	As a percentage of revenues		In Thousands	As a percentage of revenues
Revenues	72,770	100%		86,395	100%
Cost of Sales	59,033	81.12%		68,893	79.74%

Gross Profit	13,737	18.88%		17,502	20.26%

Operating Expenses
Salaries	1,401	1.93%		3,947	4.57%
Sales Commission	1,137	1.56%		876	1.01%
Shipping and handling cost	843	1.16%		1,166	1.35%
Other selling, general and administrative expenses	3,040	4.18%		3,914	4.53%
Total Operating Expenses	6,422	8.83%		9,903	11.46%

Operating Profit	7,315	10.05%		7,598	8.79%

Other Income and (Expenses)
Interest Income	72	0.10%		128	0.15%
Other income	41	0.06%		1	0.00
Interest expenses	(501)	(0.69	) %	(750)	(0.87	) %
Foreign currency translation gain (loss)	(18)	(0.02	) %	(458)	(0.53	) %
Other expenses	(11)	(0.02	) %	(9)	(0.01	) %

Other income (expenses)	(417)	(0.57	) %	(1,087)	(1.26	) %

Income before income taxes	6,898	9.48%		6,512	7.54%
Income taxes	(1,315)	(1.81	) %	(1,850)	(2.14	) %

Net Income	5,582	7.67%		4,661	5.39%

Net loss attributable to noncontrolling interest	17	0.02%		20	0.02%

Net income attributable to China Ritar shareholders	5,600	7.70%		4,681	5.42%

Other comprehensive income (loss)
Foreign currency translation adjustments	141	0.19%		1,995	2.31%

Comprehensive income	5,741	7.89%		6,676	7.73%

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues.   Revenues decreased approximately $13.62 million, or 15.77% to approximately $72.77 million for the nine months ended September 30, 2009 from approximately $86.39 million for the same period in 2008.  This decrease was mainly attributable to a decrease in our average selling price of 18% which was driven by the decrease in prices of main raw materials.

Cost of sales.   Our cost of sales decreased approximately $9.86 million, or 14.31% to approximately $59.03 million for the nine months ended September 30, 2009 from approximately $68.89 million for the same period in 2008.  This decrease was due to the decrease in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 81.12% during the nine months ended September 30, 2009 from 79.74% for the same period of 2008.

Gross profit.   Our gross profit decreased approximately $3.76 million, or 21.51 % to approximately $13.74 million for the nine months ended September 30, 2009 from approximately $17.50 million for the same period in 2008.  Gross profit as a percentage of revenues was 18.88% for the nine months ended September 30, 2009, a decrease of 1.38% from 20.26% for the same period of 2008.  Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries decreased approximately $2.54 million, or 64.43% to approximately $1.4 million for the nine months ended September 30, 2009 from $3.95 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 1.93% for nine months ended September 30, 2009 from 4.57% for the same period of 2008. The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $2.89 million for the nine months ended September 30, 2008 required by the release of shares of our common stock to our CEO from escrow.  We had no such provision for the stock-based compensation made for the nine months ended September 30, 2009. Except for the provision of such expenses, salaries as a percentage of revenues increased 0.71% to 1.93% for the nine months ended September 30, 2008 from 1.22% for the same period of 2008. The percentage increase was mainly attributable to a significant increase of the staff of sales team.

Stock-based compensation.  We had no such provision for the stock-based compensation made for the nine months ended September 30, 2009, however, stock-based compensation was approximately $2.89 million for the nine months ended September 30, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the nine months ended September 30, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to FASB ASC Topic 718 “Compensation – Stock Compensation,” if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $2.89 million was recognized as an expense in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” for the nine months ended September 30, 2008.

Sales commission.  Sales commission increased approximately $0.26 million, or 29.8% to approximately $1.14 million for the nine months ended September 30, 2009 from approximately $0.88 million for the same period of 2008.  As a percentage of revenues, sales commission increased to 1.56% for the nine months ended September 30, 2009 from 1.01% for the same period of 2008. Such increase was because we exerted greater efforts in developing new customers, which resulted in the tremendous increase in orders from new customers and sales commission increased correspondingly.

Shipping and handling cost.  Shipping and handling cost decreased approximately $0.32 million, or 27.7%, to approximately $0.84 million for the nine months ended September 30, 2009, from approximately $1.17 million for the same period of 2008. As a percentage of revenues, shipping and handling cost decreased to 1.16% for the nine months ended September 30, 2009 from 1.35% for the same period of 2008. The decrease was mainly attributable to a change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other selling, general and administrative expenses.   Other selling, general and administrative expenses decreased approximately $0.87 million, or 22.33% to approximately $3.04 million for the nine months ended September 30, 2009 from approximately $3.91 million for the same period of 2008. The dollar decrease was mainly attributable to our great efforts to cut and control expenses. As a percentage of revenues, other selling, general and administrative expenses decrease to 4.18% for the nine months ended September 30, 2009 from 4.53% for the same period of 2008.

Income before income taxes.   Income before income taxes increased approximately $0.39 million or 5.93% to approximately $6.9 million for the nine months ended September 30, 2009 from approximately $6.51 million for the same period of 2008. Income before income taxes as a percentage of revenues increased to 9.48% for the nine months ended September 30, 2009 from 7.54% for the same period of 2008. The increase was mainly attributable to stock-based compensation of $2.89 million related to the make good provisions for the nine months ended September 30, 2008 as discussed above. Except for the provision of such expenses, Income before income taxes as a percentage of revenues decreased 1.4% to 9.48% for the nine months ended September 30, 2008 from 10.88% for the same period of 2008. Such decrease was mainly attributable to the decreased gross profit as discussed above.

Income taxes.   Income taxes decreased approximately $0.54 million to approximately $1.32 million for the nine months ended September 30, 2009 from approximately $1.85 million for the same period of 2008.  We paid fewer taxes mostly because of the decreased income before income taxes (Except for non-cash stock-based compensation of $2.89 million) during the nine months ended September 30, 2009 compared to the same period of 2008.

Net income.   Net income increased approximately $0.92million, or 19.76% to approximately $5.58 million for the nine months ended September 30, 2009 from approximately $4.66 million for the same period of 2008. The increase was mainly attributable to stock-based compensation of $2.89 million related to the make good provisions for the nine months ended September 30, 2008.  Except for such non-cash stock-based compensation, net income decrease approximately $1.97million, or 26.08% to approximately $5.58 million for the nine months ended September 30, 2009 from approximately $7.55 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2009, we had cash and cash equivalents of approximately $9.8 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Nine Months Ended September 30
	2009	2008
	(Dollars in thousands)

Net cash provided by/(used in) operating activities	(580)	(4,337)
Net cash provided by/(used in) investing activities	(1,390)	(6,399)
Net cash provided by/(used in) financing activities	3,647)	9,343
Net cash inflow/(outflow)	1,488	(1,052)

Operating Activities

Net cash used in operating activities was approximately $0.58 million for the nine months ended September 30, which is a decrease of approximately $3.76 million from net cash used in operating activities of approximately $4.34 million in the same period of 2008. The improvement of $3.76 million in operating activities was mainly attributable to better control of inventory. As a result of better control of inventory, net cash used in inventory decreased to approximately $1.33 million for the nine months ended September 30, 2009 from approximately $10.06 million for he same period of 2008.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $1.39 million, which is a decrease of approximately $5.01 million from net cash used in investing activities of approximately $6.40 million for the same period of 2008.  The decrease of cash used in investing activities was mainly due to the decrease of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $3.65 million, which is a decrease of approximately $5.69 million from net cash provided by financing activities of $9.34 million in the same period of 2008. The decrease of cash used in financing activities was mainly attributable to the decrease of net inflow of bank borrowings in the nine months ended September 30, 2009 compared to the same period in 2008.

Loan Facilities

As of September 30, 2009, the amounts and maturity dates for our bank loans were as follows.

Banks	Amounts	Beginning	Ending	Duration
Citibank (China) Co.	$0.58	08/28/2009	11/21/2009	3 months
Citibank (China) Co.	$0.95	09/30/2009	01/22/2009	4 months
Citibank (China) Co.	$0.94	09/30/2009	01/22/2009	4 months
China Merchants Bank	$2.93	09/25/2009	12/25/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.35	09/16/2009	12/25/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.13	06/22/2009	10/09/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.25	07/23/2009	11/9/2009	3 months
DBS Bank (Hong Kong) Limited Shenzhen Branch	$3.9	09/30/2008	09/30/2013	5years
DBS Bank (Hong Kong) Limited Shenzhen Branch	$0.65	06/12/2009	06/12/2011	2years
Science and Technology Bureau of Bao An District	$0.15	12/20/2007	12/20/2009	2years
Total	$10.83

All amounts, other than percentages, in millions of U.S. dollars

* Calculated on the basis that $1 = RMB6.8290

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

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of the date of this report, Shenzhen Ritar has an outstanding loan with a principal amount of $2.47 million borrowed from Citibank (China) Co., Ltd., Shenzhen Branch. These loans had a 5%-6% annual interest rates.

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

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $81,318 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, properties and land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $0.73 million with an interest rate of 5% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms. Henying Peng, properties and land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

During the second quarter of 2009, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $0.73 million from DBS with an interest rate of 5% flat per annum.  Hengyang Ritar agreed to make a monthly principal payment of $30,494 by 24 installment starting July 2009.  The loan is secured by the machinery and equipment of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

During the third quarter of 2009, our subsidiary, Shenzhen Ritar entered into a short-term loan agreement with China Merchants Bank Shenzhen Branch, or CMB, pursuant to which Shenzhen Ritar borrowed an aggregate of approximately $2.93 million from CMB with an interest rate of 5% per year. The loan was jointly guaranteed by Mr. Jiada Hu and Ms. Henying Peng..

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2009:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$10,828	$7,608	$3,220	-	-
Operating lease obligations	202	72	130	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$11,030	$7,680	$3,350	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2009.

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

Derivative instruments. The Company entered into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the Company’s consolidated statement of income and comprehensive income. In the third quarter of fiscal 2009, all of the Company’s forward foreign currency contracts had expired. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

Fair value of financial instruments. The Company adopted FASB ASC 820-10 “Fair Value Measurements and Disclosure.” ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

There were no assets or liabilities measured at fair value on a non-recurring basis for the nine months ended September 30, 2009.

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

Research and development expenses. Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $155,612 and $357,283 respectively and $104,816 and $122,748 for the three months ended September 30, 2009 and 2008 respectively.

Post-retirement and post-employment benefits. The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic income/loss per common share. The computation of income/loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260-10 “Earnings Per Share.” The warrants outstanding as of September 30, 2009 and June 30, 2009 were not included in the diluted earnings per share for the nine months ended September 30, 2009 and the six months ended June 30, 2009, respectively, because these warrants have exercise prices greater than the average market price and hence are anti-dilutive.

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

Recent Changes in Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncements to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements  in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05 (“ASU 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

•
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Zhenghua Cai, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Hu and Mr. Cai concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2009, we made no unregistered sales of our equity securities.

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

DATED: November 16, 2009

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