Form 10-K
period 2009-12-31
China Ritar Power Corp.
filed 2010-03-31
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $12,664,263 million. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2010 there were 21,858,925 shares of the Registrant’s common stock outstanding.

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

Forward-Looking Statements

Statements contained in this annual report include forward-looking statements which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

·	our heavy reliance on limited number of consumers;
·	strong competition in our industry;
·	increases in our raw material costs; and
·	an inability to fund our capital requirements.

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

Our client base mainly includes alternative energy production manufacturers such as Suntech, and Servico e Desenvolvimento S.A, Angola, international uninterruptible power source, or UPS, manufacturers, including Delta Electronics (Jiangsu) Ltd. and SSB Battery Service GmbH, and telecommunications operators such as Bharti Infratel Limited, India, Smart communications Inc ., Philippines , China Telecom Corporation Limited, China Mobile Communication Corporation, China Network Communications Group Corporation, Siemens AG, and Lucent Technologies. A majority of our products are sold outside of China, with overseas sales accounting for 66.19% of our total revenue in fiscal year 2009. Our major export markets are India, Italy, Germany, the United States, Australia and Brazil.

Through our manufacturing facilities located in Shenzhen and Hengyang, we currently have 19 lead acid battery production lines that are operational. Eight of them are located at Hengyang Ritar, eleven production lines are located at Shenzhen Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility. We sold all of our ownership interest in Shanghai Ritar on October 15, 2009 and no longer maintain any manufacturing facility in Shanghai.

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

-
Developing our Nano Battery, which has a higher storage capacity, longer life cycle and higher discharge rate than our other lead acid battery products with the same storage capacity, yet will be smaller and lighter. We expect to be the first company in China for commercial production of this product.

-	Developing United Liquid Alloy Batteries, which have longer life cycle and weigh less than half of our other lead acid batteries with the same storage capacity.

Our Products

We market, sell and service our six series and 197 models of “Ritar” branded valve regulated lead-acid batteries in China and Internationally.

Our battery series, applicable voltage, capacity and applications are as follows:

Series Name	Voltage	Capacity (Ampere- hour or AH)	Application
RT Series	2V	Less than or equal to	UPS
	4V	28AH	Emergency lights
	6V		Automatic control systems
	8V		Medical equipment
	10V		Electric toys and tools
12V
18V
24V
36V
RA Series	6V	28AH – 240AH	UPS
	12V		Telecommunications and power systems
Automatic control systems
Solar and wind powered systems
Medical equipment
RL Series	2V	200AH	Emergency power system, or EPS
Telecommunications and power systems
Automatic control systems
Solar and wind powered systems
Gel Series	2V		UPS
Telecommunications and power systems
Automatic control systems
Solar and wind powered systems
LEV Series	12V	14AH	Electric bicycles
		22AH	Electric motorcycles
		24AH (20 hours)	Electric three wheelers
Golf carts
Electric scooters
FT Series	12V	55AH – 180AH	UPS
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

Manufacturing

Our manufacturing facilities are located in Shenzhen and Hengyang in the PRC. We currently have 19 lead acid battery production lines that are operational. Eleven production lines are located at Shenzhen Ritar, eight production lines are located at Hengyang Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility. We sold all of our ownership interest in Shanghai Ritar on October 15, 2009 and no longer maintain any manufacturing facility in Shanghai.

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

Customers

We serve about 800 clients in 81 countries with approximately $33.35 million, or 33.81%, of our net sales in fiscal year 2009 attributable to China and $65.28 million, or 66.19%, attributable to other countries. Our overseas sales cover 80 countries, such as India, Italy, Germany, the United States, Australia and Brazil. Our overseas sales accounted for approximately 66.19%, 78.53% and 64.6% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

We serve a broad client base of LEV manufacturers, international UPS manufacturers, and telecommunications operators. The following table provides information on our top ten clients in fiscal years 2009.

TOP TEN CLIENTS IN 2009

No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales

1	Emerson Network Power Co,.Ltd	a global network power solutions supplier	4,358	4.4%

2	Ascent Battery Supply, LLC	UPS distributor in USA	3,816	3.9%

3	Lianzheng Electronic (Shenzhen) Co.,Ltd	UPS manufacturer in China	2,910	3.0%

4	Effekta Regeltechnik Gmbh	UPS manufacturer in Germany	2,432	2.5%

5	Alco Battery Sales Aust	Solar energy product distibutor in Australian	2,295	2.3%

6	Luminous Power Technologies	UPS manufacturer in India	2,061	2.1%

7	Jiaxing Refined Mechanics Hi-Tech Co., Ltd.	Linear motion actuators manufacturer in China	2,023	2.1%

8	Beghelli Asia Pacific Ltd	UPS distributor in Hongkong	1,996	2.0%

9	OKIN America, LLC	Furniture manufacturer in USA	1,750	1.8%

10	Power Safe Importaco, Exportacao Ltd	UPS distributor in Brazil	1,745	1.8%

	Total		25,188	25.5%

Sales and Marketing

For domestic sales, we have about 500 domestic original equipment manufacturers, or OEM clients that we sell our products to directly. Our domestic sales accounted for about 33.81%, 21.47% and 35.4% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Our overseas (outside of China) sales cover 80 countries, such as India, Italy, Germany, the United States, Australia and Brazil. Our overseas sales accounted for approximately 66.19%, 78.53% and 64.6% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively. Our sales staff continually works to explore new and better ways to provide services, as a core part of the company’s business strategy.

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

Research and Development Efforts

We currently operate one research and development center located in Shenzhen. As of December 31, 2009, we had 79 research and development staff (26 of whom hold Master/PhD degrees) who independently manage new product development projects. Our research and development center’s mission is to develop advanced technologies, advanced battery materials, new gel and photovoltaic battery development, and training.

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

During the fiscal years 2009, 2008 and 2007, our research and development expenses amounted to approximately $0.56 million, $0.47 million and $0.27 million, representing approximately 0.57%, 0.39% and 0.36% of our sales, respectively. These expenses were mainly composed of staff costs and depreciation of testing equipment used in a variety of projects and other research and development expenses.

Employees

As of December 31, 2009, we had about 1700 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Production	1,274
Quality Control	132
Domestic Sales	35
After Sales Service	15
Human Resources	45
Planning and Material Center	35
Research and Development	79
International Sales	70
Finance	15
Total	1,700

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

Regulation

Since our operating subsidiaries Shenzhen Ritar and Hengyang Ritar are located in China, we are subject to a variety of PRC environmental laws and regulations related to air emission, noise, water discharge and storage and disposal of solid and hazardous wastes. The primary environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. Our production sites in the PRC are also subject to regulation and periodic monitoring by the relevant environmental protection authorities.

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

Our raw materials costs are volatile and expose us to significant fluctuations in our product costs. We employ significant amounts of lead, plastics, and other materials in our manufacturing processes. Lead is our most significant raw material and represents approximately 62.8% of our total raw materials costs. The costs of these raw materials, particularly lead, are volatile and beyond our control. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We may not be able to hedge our raw material requirements at a reasonable cost or to pass on to our customers the increased costs of our raw materials.

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

A significant portion of our revenues has been historically derived from a limited number of customers. For the fiscal years ended December 31, 2009, 2008 and 2007, over 25.5%, 32.2 % and 41% of our revenues, respectively, were derived from our ten largest customers. The loss of any of these significant customers that is not accompanied by the retention of new business in similar volume would adversely affect our revenues and stockholder value.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiada Hu, our Chief Executive Officer, President, Secretary and Treasurer, Jianjun Zeng, our Chief Operating Officer, Degang He, our Chief Technology Officer, and Aijun Liu, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We are subject to this requirement commencing with our fiscal year ended December 31, 2010 and a report of our management on our internal control over financial reporting for the fiscal year ended December 31, 2009 is included under Item 9A(T) of this Annual Report on Form 10-K. Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by SOX 404 and there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We had a secondary production facility in Shanghai, China which manufactured LEV lead-acid batteries. The total site area of this facility is approximately 13,000 square meters. We leased this facility under a lease with Shanghai Fengxian Livestock and Fishery Co., Ltd. The term of this lease is from July 1, 2003 through June 30, 2016.  We sold all of our ownership interest in Shanghai Ritar on October 15, 2009 and no longer maintain any manufacturing facility in Shanghai.

Our other production facility is located in Hengyang, China. On April 15, 2007, Shenzhen Ritar entered into an agreement for stationing project into industrial park, or Songmu Investment Agreement, with the Administrative Committee of Songmu Industrial Park, Henyang City, Hunan Province, China, or Songmu Industrial Park. Under the Songmu Investment Agreement, as amended, Songmu Industrial Park agreed to grant to Shenzhen Ritar the land use rights over a land plot with an area about 266,667 square meters at approximately $9.35 per square meter. We have completed the first phase construction of Hengyang Ritar facility and its lead acid battery production commenced in April 2008. In addition, in July 2008, production of lead plates began at Hengyang Ritar. Approximately 46,000 square meters of factory space has already been constructed. Another 40,000-60,000 square meters of factory space are expected to be constructed during the second phase over the next three years which will be allocated to both lead acid battery and lead plate production.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Prior to August 3, 2009, our common stock was quoted on the Over-the-counter Bulletin Board (“OTCBB”) under the symbol “CRTP.” On August 3, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market also under the symbol “CRTP.” The following table sets forth, for the indicated period, the high and low sale prices for our common stock as reported on NASDAQ, and prior to August 3, 2009, as reported on OTCBB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2009
1st Quarter	$1.79	$1.65
2nd Quarter	$3.00	$2.78
3rd Quarter	$6.10	$5.71
4th Quarter	$5.00	$4.65

Year Ended December 31, 2008
1st Quarter	$11.25	$2.35
2nd Quarter	$5.38	$2.59
3rd Quarter	$4.95	$2.86
4th Quarter	$4.20	$1.01

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

Our revenue decreased by 12% from $112.3 million in fiscal year 2008 to $98.6 million in fiscal year 2009. The decreases is due to a 12% decline in our average selling price of which was caused by the decrease in the prices of main raw materials as a result of the global financial crisis and recession. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through vertical integration.

We currently have 19 lead acid battery production lines, eleven of which are located at Shenzhen Ritar and eight of which are located at Hengyang Ritar. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province in March 2008 and lead acid battery production at this facility began in April 2008. In July of 2008, we began production of lead plates at the Hengyang facility as well.

Revenue

All of our revenue is generated from the sales of our lead-acid batteries. The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

(All amounts in thousands of U.S. dollar)

	Years Ended December 31,
	2009	2008
Components of Revenues
Total revenue	$98,630	$112,312
Revenue by Product
UPS	$34,521	$36,482
Telecom	$29,589	$48,112
Renewable Energy	$24,658	$17,808
LEV	$9,862	$9,910

Cost of Revenue

Cost of revenue includes the cost of our raw materials, employee remuneration for staff engaged in production activity, and other related expenses that are directly attributable to the manufacturing of our products.

Gross Profit and Gross Margin

Between fiscal years 2008 and 2009, we were able to maintain our gross margins at between approximately 19% and 21% consisting of approximately 19% for domestic sales and 21% for international sales. Changes in our gross margins are primarily driven by cost of goods sold as percentage of revenues which comprised mainly of cost of raw materials and direct labor cost per unit product.

To gain market share in our industry, we price our products at levels that we believe are competitive. Through our continuous efforts to improve manufacturing efficiencies and to reduce our production costs, we believe that we are able to offer products with comparable quality to our Chinese and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of lead-acid batteries within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margins.

Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expenses and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to U.S. tax.  No provisions for income taxes have been made as the Company has no taxable income for the years presented.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Our subsidiary, Shenzhen Ritar is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar is fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years (“Tax Holiday”). Consequently, Shenzhen Ritar was exempted from enterprise income tax for the fiscal years 2003 and 2004.  For the following three fiscal years from 2005 to 2007, Shenzhen Ritar was subject to enterprise income tax at rate of 15%. Shenzhen Ritar was charged on preferential enterprise income tax rate at 18% and 20% in 2008 and 2009, respectively, which is determined by the tax authority.

Shanghai Ritar is charged at 2.31% of its total revenue in 2007 while the tax rate will be charged on the taxable income with tax rate 25% from 2008.

Hengyang Ritar commenced its business on April 27, 2008 and is subject to an income tax rate of 25%.

Huizhou Ritar had never commenced business since incorporation. In 2009, the Company initiated the liquidation of Huizhou Ritar.

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

The provision for income taxes consists of the following:

	2009	2008
Current tax
- PRC	$2,063,339	$2,400,314
- Deferred tax provision	(115,017)	-

Total	$1,948,322	$2,400,314

Results of Operations

The following tables set forth key components of results of our operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenues for the periods indicated in dollars.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues

Revenues	98,630	100.00%	112,312	100.00%
Cost of Sales	(79,684)	(80.79)%	(90,013)	(80.15)%

Gross Profit	18,946	19.21%	22,299	19.85%

Operating Expenses
Salaries	(2,040)	(2.07)%	(5,225)	(4.65)%
Sales Commission	(1,597)	(1.62)%	(1,566)	(1.39)%
Shipping and handling cost	(1,051)	(1.07)%	(1,483)	(1.32)%
Other selling, general and administrative expenses	(3,672)	(3.72)%	(4,888)	(4.35)%
	(8,360)	(8.48)%	(13,162)	(11.71)%

Operating Profit	10,586	10.73%	9,137	8.14%

Other Income and (Expenses)
Interest Income	116	0.12%	192	0.17%
Government grants	-	-	-	-
Other income	160	0.16%	2	0.002%
Interest expenses	(716)	(0.73)%	(512)	(0.46)%
Foreign currency exchange loss	(51)	(0.05)%	(557)	(0.50)%
Other expenses	(7)	(0.01)%	(9)	(0.01)%

Other income (expenses)	(498)	(0.50)%	(884)	(0.79)%

Income from continuing operations before income taxes	10,088	10.23%	8,253	7.35%

Income taxes	(1,948)	(1.98)%	(2,400)	(2.14)%

Income from continuing operations	8,140	8.25%	5,853	5.21%

Discontinued operations
Loss from discontinued operations, net of taxes	(377)	(0.38)%	(719)	(0.64)%
Loss on disposal of discontinued operations, net of taxes	911	0.92%	-	-
Income (loss) from discontinued operations, net of tax	534	0.54%	(719)	(0.64)%

Net income	8,674	8.79%	5,134	4.57%

Add: Loss from discontinued operations attributable to noncontrolling interest	19	0.02%	30	0.03%

Net income attributable to China Ritar stockholders	8,693	8.81%	5,164	4.60%

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues.  Revenues decreased by approximately $13.68 million, or 12.18% to approximately $98.63million for the year ended December 31, 2009 from approximately $112.31 million for the same period in 2008. This decrease was mainly attributable to a 12% decrease in our average selling price which was caused by the decrease in the prices of main raw materials as a result of the global financial crisis and recession. We expect that our revenue will be positively impacted as the global economic recovery in 2010.

Lead is the most important raw material used in the production of our products. Lead is traded on the world’s commodity markets and its price fluctuates daily. Our lead price is based on the average price in Shanghai Nonferrous Metals (the net web). The cost of lead accounts for approximately 62.8% of the total cost of raw materials. We have provided a sales policy with our clients that the price of our products will fluctuate 0.6% every time the price of lead fluctuate by 1%.

Cost of Sales.  Our cost of sales decreased by approximately $10.33 million, or 11.47% to approximately $79.68million for the year ended December 31, 2009 from approximately $90.01 million for the same period in 2008.  This decrease was due to the decrease in prices of main raw materials as discussed above.  As a percentage of revenues, the cost of sales increased to 80.79% during the year ended December 31, 2009 from 80.15% for the same period in 2008.

Gross Profit.  Our gross profit decreased by approximately $3.35 million, or 15.04% to approximately $18.95 million for the year ended December 31, 2009 from approximately $22.30 million for the same period in 2008.  Gross profit as a percentage of revenues was 19.21% for the year ended December 31, 2009, a slight decrease of 0.64% from 19.85% for the same period of 2008. Such decrease was mainly due to the decrease in our average selling price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.  Salaries decreased by approximately $3.19 million, or 60.97% to approximately $2.04 million for the year ended December 31, 2009 from $5.22 million for the same period in 2008.  As a percentage of revenues, salaries decreased to 2.07% for the year ended December 31, 2009 from 4.65% for the same period in 2008. The decrease of salaries was mainly attributable to the provision for the stock-based compensation of $3.85 million for the year ended December 31, 2008 required by the release of shares of our common stock to our CEO from escrow.  We made no such provision for the stock-based compensation for the year ended December 31, 2009. Except for the provision of such expenses, salaries as a percentage of revenues increased 0.85% to 2.07% for the year ended December 31, 2009 from 1.22% for the same period of 2008. The increase was mainly attributable to a significant increase of the staff of sales team and the new factory scale expansion.

Stock-based compensation. We made no provision for stock-based compensation for the year ended December 31, 2009, however, stock-based compensation was approximately $3.85 million for the year ended December 31, 2008.  The stock-based compensation was attributable to the provision of a “make good provision” expense for the year ended December 31, 2008.  In connection with the private placement on February 16, 2007, our largest stockholder, Mr. Jiada Hu entered into an escrow agreement with the private placement investors pursuant to which he agreed to certain “make good” provisions.  In the escrow agreement, we established minimum after tax net income thresholds of $5,678,000 for the fiscal year ended December 31, 2007 and $8,200,000 for the fiscal year ending December 31, 2008.  Mr. Hu deposited a total of 3,601,309 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of the Company into escrow with Securities Transfer Corporation under the escrow agreement. In the event that the minimum after tax net income thresholds for the fiscal year 2007 or the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock deposited in escrow based upon on a pre-defined formula agreed to between the investors and Mr. Hu.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to the make good pledger and treated as an expense equal to the grant date fair value of the shares.  Approximately $3.85 million was recognized as an expense in accordance with SFAS No. 123R for the year ended December 31, 2008.

Sales Commission.  Sales commission increased by approximately $0.03 million, or 1.98% to approximately $1.60 million for the year ended December 31, 2009 from approximately $1.57 million for the same period in 2008.  As a percentage of revenues, sales commission increased to 1.62% for the year ended December 31, 2009 from 1.39 % for the same period of 2008. Such increase was because we exerted greater efforts in developing new customers, which resulted in the tremendous increase in orders from new customers and sales commission increased correspondingly.

Shipping and handling cost.  Shipping and handling cost decreased by approximately $0.43 million, or 29.16% to approximately $1.05 million for the year ended December 31, 2009 from approximately 1.48 million for the same period in 2008.  As a percentage of revenues, shipping and handling cost decreased to 1.07% for the year ended December 31, 2009 from 1.32% for the same period of 2008. The percentage decrease was mainly attributable to the change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $1.22 million, or 24.86% to approximately $3.67 million for the year ended December 31, 2009 from approximately $4.89 million for the same period of 2008.  As a percentage of revenues, other selling, general and administrative expenses decreased to 3.72% for the year ended December 31, 2009 from 4.35% for the same period of 2008. The dollar decrease was mainly attributable to our great efforts to cut and control expenses.

Income from Continuing Operations before Income Taxes.  Income from continuing operations before income taxes increased by approximately $1.83 million or 22.23% to approximately $10.08 million for the year ended December 31, 2009 from approximately $8.25 million for the same period in 2008.  Income from continuing operations before income taxes as a percentage of revenues increased to 10.23% for the year ended December 31, 2009 from 7.35% for the same period of 2008. The increase was mainly attributable to stock-based compensation of $3.85 million related to the make good provisions for the year ended December 31, 2009 as discussed above.

Income Taxes.  Income taxes decreased by approximately $0.45 million to approximately $1.95 million for the year ended December 31, 2009 from approximately $2.40 million for the same period of 2008.  We paid fewer taxes in 2009 mostly because of the decreased income before income taxes during this period compared to the same period of 2008 (except for non-cash stock-based compensation of $3.85 million).

Net Income.  Net income increased approximately $3.54 million, or 68.95% to approximately $8.67 million for the year ended December 31, 2009 from approximately $5.13 million for the same period of 2008. The increase of net income was mainly attributable to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $20.5 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$8,264,882	$4,082,227
Net cash (used in) investing activities	$(3,653,218)	$(7,916,106)
Net cash provided by financing activities	$8,281,930	$6,289,029
Net cash inflow	$12,917,664	$2,884,834

Operating Activities

Net cash provided by operating activities was approximately $8.26 million for the year ended December 31, 2009, which is an increase of approximately $4.18 million from net cash provided by operating activities of approximately $4.08 million for the same period in 2008.  The increase of cash provided by operating activities was mainly attributable to increased accounts payable, increased income and other tax payable and increased bills payable, partially offset by an increase in accounts receivable and advance to suppliers.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right associated with the expansion of our capacity.

Net cash used in investing activities for the year ended December 31, 2009 was approximately $3.65 million, a decrease of approximately $4.27 million as compared to net cash used in investing activities of approximately $7.92 million for the same period in 2008.  The decrease of cash used in investing activities was mainly due to the decrease of payments to acquire property, plant and the equipment and land use right in our subsidiary Hengyang Ritar to build new production lines.

Financing Activities

Net cash provided by financing activities was approximately $8.28 million for the year ended December 31, 2009, an increase of approximately $1.99 million from net cash provided by financing activities of $6.29 million in the same period in 2008. The increase of cash provided by financing activities was mainly attributable to the increase of $12.06 million net proceeds from issuance of common stock, partially offset by net outflow of bank borrowings in 2009.

Loan Facilities

We believe we currently maintain a good business relationship with many banks. As of December 31, 2009 and 2008, the maturities for our bank loans are as follows.

Short-term loans consist of the following:

		Interest		As of December 31,
Bank	Loan period	rate	Securities	2009		2008

Citibank	2008-10-24 to 2009-1-16	9% p.a.	Bank deposits and directors’ personal guarantees	$	−	$146,314

Citibank	2008-10-24 to 2009-1-21	9% p.a.	Bank deposits and directors’ personal guarantees		−	540,470

Citibank	2008-10-24 to 2009-1-16	9% p.a.	Bank deposits and directors’ personal guarantees		−	132,576

Citibank	2008-10-26 to 2009-1-23	9% p.a.	Bank deposits and directors’ personal guarantees		−	389,059

Citibank	2008-10-26 to 2009-1-23	9% p.a.	Bank deposits and directors’ personal guarantees		−	1,074,085

DBS Bank	2008-10-21 to 2009-2-6	8% p.a.	Bank deposits		−	85,239

DBS Bank	2008-12-10 to 2009-2-13	7% p.a.	Bank deposits		−	481,630

Citibank	2008-12-15 to 2009-3-13	7% p.a.	Bank deposits and directors’ personal guarantees		−	585,257

DBS Bank	2008-12-30 to 2009-4-10	7% p.a.	Bank deposits			162,325

DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and personal guarantee		864,064	−

DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantee		251,897	−

DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantee		348,554	−
					$1,464,515	$3,596,955

Long-term loans consist of the following:
	As of December 31,
	2009	2008

Loan from DBS Bank, bearing interest at 6.91% (2008: 9.072%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 9 and Note 11 to our financial statement.	$3,661,288	$4,389,431

Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 9 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	562,373	-

Other borrowing from Department of Science and Technology of Bao An, interest free, term from 2007-12-20 to 2009-12-20, and secured by the Shenzhen Small and Medium Enterprises Credit Guarantee Center	-	146,314
Total loans	4,223,661	4,535,745
Less: Current maturities	1,342,473	877,886
Long-term loans, less current maturities	$2,881,188	$3,657,859

Future maturities of long-term loans are as follows:
Payable within the years ending December 31,
2009	$-	$877,886
2010	1,342,473	975,429
2011	1,172,588	975,429
2012	976,343	975,429
2013	732,257	731,572
Total	$4,223,661	$4,535,745

In October 2009, the Company completed the sale of 2,150,000 shares of common stock to selected institutional investors for $6.00 per share and raised proceeds of $12,059,499, net of placement agent fees and other direct expenses.

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

On August 1, 2007, Shenzhen Ritar entered into a short-term credit facility agreement with Citibank (China) Co., Ltd., Shenzhen Branch, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5 million or an equivalent amount in RMB revolving credit facility. There are three months to twelve months financing terms for different types of credit facility covered under this agreement. If the credit facility is granted in RMB, Shenzhen Ritar agrees to pay a penalty interest at a minimum rate permitted by the People’s Bank of China for any overdue balance (including both the principal and accrued interests). If the credit facility is granted in US dollar, the bank has the right to determine the penalty interest rate. There are no financial covenants or ratios under this credit facility agreement. As of December 31, 2009, Shenzhen Ritar had Nil outstanding loans borrowed from Citibank (China) Co., Ltd., Shenzhen Branch.

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% per annum (6.91% per annum in 2009).  Hengyang Ritar agreed to make a monthly principal payment of $81,286 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $1.46 million with an interest rate of 6% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

During the second quarter of 2009, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $0.73 million from DBS with an interest rate of 5% per annum. Hengyang Ritar agreed to make a monthly principal payment of $30,494 by 24 installment starting July 2009. The loan is secured by the machinery and equipment of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2009:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$5,688	$2,807	$2,881	-	-
Operating lease obligations	828	468	360	-	-
Capital Lease Obligations	581	581	-	-	-
Purchase Obligations			-	-	-
Total	$7,097	$3,856	$3,241	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2009.

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

•
Trade accounts receivable – Trade accounts receivable is stated at billed amounts, net of allowance for doubtful accounts. Management provides an allowance for doubtful debts arising from amounts that are due for one year or more from the expiry of credit periods allowed by the Company.  The Company grants credit terms to customers varying from “cash on delivery” to 210 days from delivery.  Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

•
Valuation of long-lived assets- The Company reviews the carrying value of long-lived assets, including property, plant, and equipment and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2009 and 2008, research and development costs expensed to operating expenses were approximately $561,357 and $469,530, respectively.

Post-retirement and post- employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic Income/Loss Per Common Share- The computation of income/loss per share is based on the weighted average number of shares outstanding during the year presented in accordance with FASB ASC 260-10, “Earnings Per Share.”

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

Recent Changes in Accounting Standards

Please refer to “Note 3—Recent Changes in Accounting Standard” to our Financial Statements.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2009, and 2008 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Jiada Hu and Aijun Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Hu and Liu concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

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

(c) Changes in internal control over financial reporting

During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, Shenzhen Ritar and Hengyang Ritar have obtained relevant credit facilities from China CITIC Bank, Shenzhen Branch, Citibank, Shenzhen Branch, DBS bank, Shenzhen Branch and Bank of China, Hengyang Branch, and Bank of China (the “Banks”).  Pursuant to the Banks’ facilities letters and loan agreements, as of December 31, 2009, the Company had available facilities for such bank acceptances up to approximately $30,852,451, of which $13,498,001 was utilized and recorded as bills payable as of December 31, 2009. Plus, $556,516 was utilized by Shengzhen Ritar for payable to Hengyang Ritar.

 The Company is required to place bank deposits, classified as restricted cash as disclosed in Note 5, equal to 30-100%, subject to bank’s decision, of the bills amount as collaterals against the Banks’ guarantees for such bills. Such bank acceptance facilities up to approximately $9,519,346 granted by Citibank, Shenzhen Branch, are additionally secured by guarantees provided by Shanghai Ritar, Hengyang  Ritar, Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu). Under this kind of arrangement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the bank acceptance agreements. The foregoing description is qualified in its entirety by reference to the Form of Bank Acceptance Agreement filed as Exhibit 10.24 to our Registration Statement on Form S-1, filed on January 16, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jiada Hu	46	Chief Executive Officer, President, Secretary, Treasurer and Director
Jianjun Zeng	43	Chief Operating Officer and Director
Degang He	70	Chief Technology Officer
Zhenghua Cai(1)	40	Chief Financial Officer
Aijun Liu(1)	34	Chief Financial Officer
Charles C. Mo	58	Director
Yaofu Tang	63	Director
Xiongjie Wang	60	Director
(1) Mr. Cai resigned as our CFO on January 18, 2010 and Mr. Liu was appointed as our CFO on the same date.

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

AIJUN LIU. From April 2007 to December 2009, Mr. Liu was the Chief Accounting Officer of the Company’s subsidiary, Shenzhen Ritar Power Co., Ltd. and was in charge of accounting and finance. Prior to this, Mr. Liu served as a Director of Investment Bank Department with China US Venture Capital Group Limited and provided investment banking service for listing on America for Chinese enterprises from September 2005 to March 2007. From August 2002 to August 2005, Mr. Liu served as an Audit Manager with the Shenzhen Zhongheng Certified Public Accountants Co., Ltd. From June 1997 to July 2002, Mr. Liu was the Financial Manager of Shenzhen Wanji Pharmacy Co.,Ltd., a big company engaged in the business of research, manufacturing and selling medicines. Mr.Liu is a CPA and holds a lawyer’s certificate of qualification in China. Mr. Liu received a Bachelor’s Degree in Accounting from Jinan University and obtained a Master’s degree in Law from Wuhan University.

CHARLES C. MO. Mr. Mo is a Certified Public Accountant with twenty seven years of experience in public and corporate accounting and finance. Mr. Mo has held his CPA license since 1980. Mr. Mo has served in his current position as the General Manager of Charles Mo & Co. since June of 2005, focusing on general management duties. From October of 1999 to May of 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai. His duties included finance, logistics, production, and general management. From December of 1998 to September of 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to November 1998, he also served as Chief Financial Officer of Nike China, and his responsibilities included overseeing finance, human resources, and logistics. From January of 1995 to August 1996, Mr. Mo served as Controller for Polaroid China. From August of 1982 to December of 1994, Mr. Mo served as Finance and Audit Manager for Wang Laboratories. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for Ernst & Young and Thomas Allen, CPA. Mr. Mo received a Bachelor of Arts degree with a Business Administration major in 1974 from HK Baptist College. Mr. Mo received an MBA in accounting in 1976 from California State University-Fullerton. Mr. Mo has been the Vice Chairman of AMCHAM Shanghai since 2006, and was re-elected in November 2007. Mr. Mo has served on the Board of Governors of AMCHAM Shanghai since 2005 and will continue to do so during 2009. Mr. Mo was the Treasurer for AMCHAM Shanghai in 2005. He is a director of OmniaLuo, Inc. (OTC BB: OLOU).

YAOFU TANG. Mr. Tang has more than 35 years of experience in computer industry. He was one of major developers of the first Chinese PC, Chinese MS-DOS and ROM dot-matrix Chinese Character font base. From 1996 to 2005, Mr. Tang was a director, group vice president of Beijing Funder Group, one of China’s most innovative and influential high-tech companies. Mr. Tang is currently the vice chairman of China Computer Industry Association and the chairman of Shenzhen Computer Industry Association. He has also served as President and CEO of Tangy Mobile Device, President of Joychips Technology Corporation and President of Wonderview Technology Co. Mr. Tang holds a Bachelor’s degree in Electronics from Peking University.

XIONGJIE WANG. Mr. Wang has over 20 years of working experience in the Chinese patent industry. From December 2002 to June 2005, Mr. Wang was the executive director and general manager of Shenzhen Zhongzhi Patent Agent Co., Ltd. Since June 2005, Mr. Wang has been the executive director, general manager of Shenzhen Xiongjie Patent & Trademark Agent Co., Ltd. Mr. Wang is currently a standing board member of All-China Patent Agents Association. Mr. Wang holds a Bachelor’s degree in Electric Automatic Control from Guizhou University of Technology in China.

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

On August 4, 2008, the Board of the Company, including the Independent Directors, established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The Audit Committee consists of Messrs. Mo, Wang and Tang with Mr. Mo serving as the Chair of the Audit Committee. The Compensation Committee consists of Messrs. Mo, Wang and Tang with Mr. Tang serving as the Chair of the Compensation Committee. The Governance and Nominating Committee consists of Messrs. Mo, Wang and Tang with Mr. Wang serving as the Chair of the Governance and Nominating Committee. The Board also determined that Mr. Mo possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission. Copies of the Audit Committee Charter, the Compensation Committee Charter, and the Governance and Nominating Committee Charter are attached as Exhibits 99.1, 99.2 and 99.3 to our current report on Form 8-K filed on August 5, 2008, respectively, and are incorporated herein by reference. Each committee charter will also be posted on the corporate governance page of the Company's website at www.ritarpower.com as soon as practicable.

Family Relationships

Except with respect to Mr. Zeng and Mr. Hu, there are no family relationships among our director or officers. Jianjun Zeng, our Chief Operating Officer is the brother-in-law of our Chief Executive Officer and director, Jiada Hu.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2009 and 2008. No executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Jiada Hu Director,	2009	52,700	40,405	-	93,105
CEO, President, Secretary, Treasurer (1)	2008	51,980	5,288	3,853,401	3,910,669

Zhenghua Cai, Chief Financial Officer	2009	26,350	-	-	26,350
	2008	25,990	-	-	25,990

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

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2008 and 2009.

Director Compensation

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jiada Hu(1)	93,105	-	-	-	-	93,105
Jianjun Zeng(2)	28,741	-	-	-	-	28,741
Charles C. Mo	12,000	-	-	-	-	12,000
Yaofu Tang	10,000	-	-	-	-	10,000
Xiongjie Wang	10,000	-	-	-	-	10,000

(1) Mr. Hu does not receive additional compensation for his service as our director. The compensation disclosed herein is his compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.
(2) Mr. Zeng does not receive additional compensation for his service as our director. The compensation disclosed herein is his compensation for serving as our Chief Operating Officer as disclosed in the Summary Compensation Table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 24, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Ritar Power Corp., Room 405, Tower C, Huahan Building, 16 Langshan Road, North High-Tech Industrial Park, Nanshan District, Shenzhen, 518057, China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jiada Hu(3)(4)(5)	CEO, President, Secretary, Treasurer and Director	Common Stock $0.001 par value	7,713,594	35.28%
Jianjun Zeng	Chief Operating Officer	Common Stock $0.001 par value	0	0
Degang He	Chief Technology Officer	Common Stock $0.001 par value	0	0
Zhenghua Cai	Chief Financial Officer	Common Stock $0.001 par value	0	0
All officers and directors as a group (4 persons named above)		Common Stock $0.001 par value	7,713,594	35.28%
5% Securities Holder
Pope Asset Management, LLC 5100 Poplar Ave., Suite 805 Memphis, TN 38137(6)		Common stock $0.001 par value	4,166,627	19.06%
Pope Investments LLC(7) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	2,111,075	9.65%
Pope Investments II LLC c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	511,200	2.33%
William P. Wells(8) c/o Pope Asset Management 5100 Poplar Ave., Suite 805 Memphis, TN 38137		Common Stock $0.001 par value	4,166,627	19.06%
Henying Peng(5)(9)		Common Stock $0.001 par value	7,713,594	35.28%

* Less than 1%

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)A total of 21,858,925 shares of our common stock as of March 24, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

(3)In order to induce certain individuals to loan money to us in the aggregate amount of approximately $762,500, Mr. Jiada Hu, in July 2006 granted these lenders a right to purchase from Mr. Hu 161,408 shares of our common stock in aggregate. The right to purchase Mr. Hu’s shares of our common stock can be exercised within three years at the exercise price of $2.14 per share.

(4)Includes 401,680 shares of our common stock owned by Henying Peng, Mr. Jiada Hu’s wife.

(5)Includes 3,601,309 shares that have been placed in escrow, pursuant to a make good escrow agreement, dated as of February 16, 2007.

(6)Includes 1,544,352 shares of common stock held by Pope Asset Management, LLC on behalf of its clients, 2,111,075 shares of common stock held by Pope Investments LLC and 511,200 shares of common stock held and owned by Pope Investments II LLC. Pope Asset Management, LLC is the investment advisor for Pope Investments LLC and Pope Investments II LLC. The foregoing information is derived from a Schedule 13D filed with the SEC on February 17, 2010, excluding the 411,215 shares of underlying the warrant to purchase shares of common stock that expired on February 15, 2010.

(7)Includes 2,111,075 shares of common stock. The foregoing information is derived from a Schedule 13D filed with the SEC on February 17, 2010, excluding the 411,215 shares of underlying the warrant to purchase shares of common stock that expired on February 15, 2010.

(8) )Includes 1,544,352 shares of common stock held by Pope Asset Management, LLC on behalf of its clients, 2,111,075 shares of common stock held by Pope Investments LLC and 511,200 shares of common stock held and owned by Pope Investments II LLC. Pope Asset Management, LLC is the investment advisor for Pope Investments LLC and Pope Investments II LLC. Mr. Wells is the Chief Manager of Pope Asset Management, LLC and Pope Asset Management, LLC is investment advisor to Pope Investments LLC and Pope Investments II LLC, therefore Mr. Wells could be deemed to be beneficial owner of these securities. The foregoing information is derived from a Schedule 13D filed with the SEC on February 17, 2010, excluding the 411,215 shares of underlying the warrant to purchase shares of common stock that expired on February 15, 2010.

(9)Includes 7,614,145 shares of our common stock owned by Mr. Hu, Henying Peng’s husband.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, or one percent of the average of the Company’s total assets at year end of 2008 and 2009. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

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

Certain of the Company’s short-term and long-term  loans (see Notes 16 and 17 to our financial statement) and bills payable (see Note 15 to our financial statement) are secured by personal guarantees provided by Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu).

On October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company) to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB2,850,000 (or $417,216), payable in cash within 6 months from the date of the agreement.

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

AGCA, Inc. (f/n/a Yu and Associates CPA Corporation) served as our independent accountants for the fiscal years ended December 31, 2009 and December 31, 2008

During the fiscal years ended December 31, 2009 and December 31, 2008, fees for services provided by AGCA, Inc. were as follows:

	2009	2008
Audit fees(1)	$200,000	$120,000
Audit-related fees
Tax fees(2)	5,000	1,000
All other fees
Total	205,000	121,000
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by AGCA, Inc. for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 6, 2006, among the registrant, Ritar International Group Limited and its stockholders (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 11, 2006, in commission file number 0-25901).

2.2
Amendment No. 1 to the Share Exchange Agreement, dated February 16, 2007, among the registrant, Ritar International Group Limited and its stockholders (Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 22, 2007).

3.1
Article of Incorporation of the registrant as filed with the Secretary of State of Nevada on June 15, 2006 (Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on June 15, 2006, in commission file number 0-25901).

3.2
Certificate of Amendment to Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on March 26, 2007 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 30, 2007).

3.3	Amended and Restated Bylaws of the registrant adopted on August 4, 2008 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.1	Form of Sales Contract with Buyer (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.2
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jiada Hu (Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 22, 2007).**

10.3
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Jianjun Zeng (Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 22, 2007).**

10.4
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Degang He (Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 22, 2007).**

10.5
Employment Agreement, dated August 1, 2006, by and between Shenzhen Ritar Power Co., Ltd. and Zhenghua Cai (Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 22, 2007).**

10.6
Credit Facility Letter Agreement, dated March 6, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch (Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.7
Supplemental Credit Facility Agreement, dated November 22, 2006, by and between Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Limited Shenzhen Branch (Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.8
Financial Advisory Agreement, dated September 5, 2006, by and between HFG International, Limited and Shenzhen Ritar Power Co., Ltd. (Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.9
Consulting Agreement, dated October 19, 2006, by and between Heritage Management Consultants, Inc. and Ritar International Group Limited (Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.10
Consulting Agreement, dated January 19, 2007, by and between the registrant and Heritage Management Consultants, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 22, 2007).

10.11
Consulting Agreement, dated January 19, 2007, by and between the registrant and Zhang Qiang (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 22, 2007).

10.12
Lease Agreement, dated March 9, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Huahan Pipelines Science & Technology Co., Ltd. (Incorporated by reference to Exhibit 10.15 to the registrant's registration statement on Form S-1 filed on May 14, 2007).

10.13
Lease Agreement, dated March 15, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Fuyong Yingfeng Machinery & Equipment Factory. (Incorporated by reference to Exhibit 10.16 to the registrant's registration statement on Form S-1 filed on May 14, 2007).

10.14
Lease Agreement, dated April 1, 2007, by and between Ritar Power (Huizhou) Co., Ltd. and Huiyang Sanlian Iron Products Factory. (Incorporated by reference to Exhibit 10.17 to the registrant's registration statement on Form S-1 filed on May 14, 2007).

10.15
Real Property Lease Agreement, dated April 24, 2007, by and between Shenzhen Ritar Power Co., Ltd. and Shenzhen Qiaotou Equity Cooperation Co. (Incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1 filed on May 14, 2007).

10.16
Factory Buildings Lease Agreement, dated March 28, 2006, by and between Shenzhen Qiaotou Equity Cooperation Co. and Shenzhen Ritar Power Co., Ltd. (Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.17
Real Property Lease Agreement, dated July 1, 2003, by and between Shanghai Fengxian Livestock and Fishery Co., Ltd. and Shanghai Ritar Power Co., Ltd. (Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.18
Guarantee Agreement, dated March 7, 2006, by and among Jiada Hu, Shenzhen Ritar Power Co., Ltd. and DBS Bank (Hong Kong) Ltd. Shenzhen Branch. (Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on February 22, 2007).

10.19
Non-Commitment Short-Term Revolving Credit Facility Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007).

10.20
Bill Discount Service Agreement, dated August 1, 2007, between Citibank (China) Co., Ltd., Shenzhen Branch and Shenzhen Ritar Power Co., Ltd. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 17, 2007).

10.21
Form of Bank Acceptance Agreement, between Shenzhen Ritar Power Co., Ltd. and China Citic Bank, Shenzhen Branch. (Incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 filed on January 16, 2008).

10.22
Independent Director’s Contract dated August 4, 2008 by and between the registrant and Charles Mo. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.23
Independent Director’s Contract dated August 4, 2008 by and between the registrant Yaofu Tang. (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.24
Independent Director’s Contract dated August 4, 2008 by and between the registrant and Xiongjie Wang. (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.25
Indemnification Agreement dated August 4, 2008 by and between the registrant and Charles Mo. (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.26
Indemnification Agreement dated August 4, 2008 by and between the registrant and Yaofu Tang. (Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.27
Indemnification Agreement dated August 4, 2008 by and between the registrant and Xiongjie Wang. (Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on August 5, 2008).

10.28
Placement Agent Agreement, dated October 2, 2009 between China Ritar Power Corp. and Roth Capital Partners, LLC
(Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 5, 2009.)

10.29	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 5, 2009.)

14	Business Ethics Policy and Code of Conduct, dated February 16, 2007 (Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 22, 2007).

21	Subsidiaries of the registrant. (Incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K filed on March 31, 2009).

23.1	Consent of Child, Van Wagoner & Bradshaw, PLLC date March 26, 2009.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.5	Audit Committee Charter adopted August 4, 2008 (Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on August 5, 2008).

99.6	Compensation Committee Charter adopted August 4, 2008 (Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on August 5, 2008).

99.7	Governance and Nominating Committee Charter adopted August 4, 2008 (Incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on August 5, 2008).
* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RITAR POWER CORP.

By:	/s/Jiada Hu
Jiada Hu
Chief Executive Officer

Date: March 31, 2010

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

Signature	Capacity	Date

/s/ Jiada Hu	President and Chief Executive Officer	March 31, 2010
Jiada Hu	(Principal Executive Officer) and Director

/s/ Aijun Liu	Chief Financial Officer (Principal Financial	March 31, 2010
Aijun Liu	Officer and Principal Accounting Officer)

/s/ Jianjun Zeng	Chief Operation Officer and Director	March 31, 2010
Jianjun Zeng

/s/ Charles C. Mo	Director	March 30, 2010
Charles C. Mo

/s/ Yaofu Tang	Director	March 31, 2010
Yaofu Tang

/s/ Xiongjie Wang	Director	March 31, 2010
Xiongjie Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Ritar Power Corp. :

We have audited the accompanying balance sheets of China Ritar Power Corp. and subsidiaries as of December 31, 2008 and 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  China Ritar Power Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of China Ritar Power Corp. and subsidiaries as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2009 in conformity with accounting principles generally accepted in the United States of America.

AGCA, Inc.

Arcadia, California
March 31, 2010

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,459,361	$7,541,697
Restricted cash	5,900,649	4,387,679
Accounts receivable, net of allowances of $1,115,321 and $1,114,276	24,920,825	17,314,082
Receivable from sale of a subsidiary (see Notes 12 and 29)	417,387	−
Due from a former subsidiary (see Note 12)	3,925,348	−
Inventory	19,484,224	12,774,780
Advance to suppliers	2,477,449	1,328,694
Other current assets	3,915,605	4,138,236
Current assets of discontinued operations	−	5,333,174
Total current assets	81,500,848	52,818,342

Non-current assets:
Property, plant and equipment, net	16,248,551	10,440,084
Construction in progress	136,443	3,089,854
Intangible assets, net	9,407	17,088
Land use right	468,265	476,687
Rental and utility deposits	82,439	82,801
Deferred income tax assets	115,064	−
Non-current assets of discontinued operations	−	465,286

Total assets	$98,561,017	$67,390,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,658,868	$11,968,901
Income and other taxes payable	3,986,935	2,898,082
Accrued salaries	502,978	437,954
Bills payable	13,498,001	4,321,915
Derivative instruments	−	236,898
Other current liabilities	2,800,879	2,497,498
Current portion of long term loans	1,342,473	877,886
Short-term loans	1,464,515	3,596,955
Current liabilities of discontinued operations	−	2,508,628
Total current liabilities	40,254,649	29,344,717

Long-term loans	2,881,188	3,657,859

Total liabilities	43,135,837	33,002,576

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	−	−
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 21,450,238 and 19,134,992 shares issued and outstanding	21,450	19,135
Additional paid-in capital	31,461,723	19,222,727
Retained earnings	20,745,985	12,053,205
Accumulated other comprehensive income	3,196,022	3,092,499
Total China Ritar stockholders’ equity	55,425,180	34,387,566

Noncontrolling interest	−	−

Total equity	55,425,180	34,387,566

Total liabilities and stockholders’ equity	$98,561,017	$67,390,142

See accompanying notes to consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2009	2008
CONTINUING OPERATIONS
Net revenue	$98,630,176	$112,312,056
Cost of sales	79,684,443	90,013,419

Gross profit	18,945,733	22,298,637
Operating expenses:
Salaries	2,039,294	5,224,973
Sales commission	1,597,189	1,566,177
Shipping and handling cost	1,050,505	1,482,825
Other selling, general and administrative expenses	3,672,157	4,887,408
	8,359,145	13,161,383

Operating profit	10,586,588	9,137,254

Other income and (expenses):
Interest income	115,716	192,326
Other income	160,396	2,222
Interest expenses	(716,526)	(511,752)
Foreign currency exchange loss	(50,780)	(557,388)
Other expenses	(7,037)	(8,981)
Total other expenses, net	(498,231)	(883,573)

Income from continuing operations before income taxes	10,088,357	8,253,681
Income taxes	(1,948,322)	(2,400,314)

Income from continuing operations	8,140,035	5,853,367

DISCONTINUED OPERATIONS (Note 29)
Loss from discontinued operations, net of taxes	(376,916)	(718,940)
Gain on disposal of discontinued operations, net of taxes	910,817	−
Income (loss) from discontinued operations, net of taxes	533,901	(718,940)

Net income	8,673,936	5,134,427
Add: Loss from discontinued operations attributable to noncontrolling interest	18,844	29,633

Net income attributable to China Ritar stockholders	$8,692,780	$5,164,060

Other comprehensive income:
Foreign currency translation adjustment	103,523	1,689,747
Comprehensive income	8,777,459	6,824,174
Less: Comprehensive income attributable to noncontrolling interest	18,844	28,058
Comprehensive income attributable to China Ritar stockholders	$8,796,303	$6,852,232

Earnings (loss) per share attributable to China Ritar stockholders:
Basic:
- Income from continuing operations	$0.41	$0.31
- Income (loss) from discontinued operations	0.03	(0.04)
- Net income	$0.44	$0.27
Diluted:
- Income from continuing operations	$0.40	$0.31
- Income (loss) from discontinued operations	0.03	(0.04)
- Net income	$0.43	$0.27

Weighted average number of shares outstanding:
- Basic	19,693,630	19,127,598
- Diluted	20,124,293	19,127,598
See accompanying notes to consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	China Ritar stockholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Interest	Total Equity

Balances at December 31, 2007	19,000,996	$19,001	$15,343,481	$6,889,145	$1,404,327	$28,058	$23,684,012

Cashless exercise of warrants	124,651	125	(125)	-	-	-	-

Exercise of warrants	9,345	9	25,970	-	-	-	25,979

Stock-based compensation make good provision	-	-	3,853,401	-	-	-	3,853,401

Net income for the year	-	-	-	5,164,060	-	(29,633)	5,134,427

Foreign currency translation difference	-	-	-	-	1,688,172	1,575	1,689,747

Balances at December 31, 2008	19,134,992	19,135	19,222,727	12,053,205	3,092,499	-	34,387,566

Cashless exercise of warrants	99,828	100	(100)	-	-	-	-

Exercise of warrants	65,418	65	181,797	-	-	-	181,862

Issuance of common stock for cash	2,150,000	2,150	12,057,299	-	-	-	12,059,449

Net income for the year	-	-	-	8,692,780	-	(18,844)	8,673,936

Foreign currency translation difference	-	-	-	-	103,523	-	103,523

Disposal of Shanghai Ritar (Note 29)						18,844	18,844

Balances at December 31, 2009	21,450,238	$21,450	$31,461,723	$20,745,985	$3,196,022	$-	$55,425,180

See accompanying notes to consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
Cash Flows from Continuing Operating Activities:
Net income	$8,673,936		$5,134,427
(Income) loss from discontinued operations, net of taxes	(533,901)		718,940
Income from continuing operations	8,140,035		5,853,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,177,408		774,856
Amortization of intangible assets and land use right	16,560		12,352
Bad debts expenses	−		471,488
(Gain) loss on disposal of property, plant and equipment	(365)		2,494
Stock-based compensation – make good provision	−		3,853,401
Inventory write-down	−		282,589
Unrealized (loss) gain on derivative instruments	(237,022)		233,795
Changes in operating working capital items:
Accounts receivable	(7,587,403)		(5,494,944)
Inventory	(6,694,725)		(2,929,690)
Advance to suppliers	(1,147,038)		2,115,687
Other current assets	(4,661,501)		(4,803,688)
Rental and utility deposit	439		(81,717)
Deferred income tax assets	(115,017)		–
Accounts payable	4,676,850		1,866,118
Income and other tax payable	4,735,050		1,507,786
Accrued salaries	64,587		157,775
Bills payable	9,168,276		27,228
Other current liabilities	710,748		233,330
Net cash provided by operating activities	8,264,882		4,082,227

Cash Flows from Continuing Investing Activities:
Repayment of loan from related parties	−		217,750
Repayment from a former subsidiary – Shanghai Ritar (see Note 12)	705,070		−
Purchase of property, plant and equipment	(4,362,680)		(8,177,816)
Purchase of intangible assets	−		(3,760)
Sales proceeds of disposal of property, plant and equipment	4,392		47,720
Net cash used in investing activities	(3,653,218)		(7,916,106)

Cash Flows from Continuing Financing Activities:
Net proceeds from issuance of common stock	12,059,449		−
Proceeds from stock issued for warrant exercised	181,862		134
Proceeds from bank borrowings	8,684,270		33,213,856
Repayment of bank borrowings	(11,135,412)		(28,775,962)
Restricted cash	(1,508,239)		1,851,001
Net cash provided by financing activities	8,281,930		6,289,029

Cash Flows from Discontinued Operations Activities:
Net cash provided by (used in) discontinued operating activities	(94,628)		661,509
Net cash used in discontinued investing activities	(14,139)		(30,772)
Net cash used in discontinued financing activities	−		−
Effect of exchange rate changes on cash	−		9,338
Change in cash from discontinued operations	108,767		(640,075)
Net cash used in discontinued operations	−		−

Effect of exchange rate changes on cash and cash equivalents	24,070		429,684

Net increase in cash and cash equivalents	12,917,664		2,884,834
Cash and cash equivalents, beginning of year	7,541,697		4,656,863
Cash and cash equivalents, end of year	$20,459,361		$7,541,697

Supplemental disclosure of cash flow information
Cash paid for interest	$716,526		$511,752
Cash paid for income taxes	$996,471		$623,299

Non-cash investing and financing activities
Issuance of common stock for cashless exercise of warrants	$100		$125
Receivable from sale of Shanghai Ritar (Note 29)	$417,387	$	−

See accompanying notes to consolidated financial statement.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	General Description of Business and Organization

China Ritar Power Corp. (the “Company” or “we”) is one of the leading manufacturers of lead-acid batteries in China. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, including telecommunications, uninterrupted powers source devices, light electric vehicles and alternative energy production (solar and wind power). We conduct all of our operations in China. We market, sell and service our “Ritar” branded, cadmium-free, valve-regulated lead-acid, or VRLA, batteries in China and internationally.

We were originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation merged with and into Concept Ventures Corporation, a Nevada corporation. From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited (“Ritar BVI”), a BVI company, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On February 16, 2007, we acquired Ritar BVI through a share exchange transaction pursuant to which the stockholders of Ritar BVI transferred all capital stock of Ritar BVI to us in exchange for a majority ownership of our Company. Our acquisition of Ritar BVI was accounted for as a recapitalization effected by a share exchange, wherein Ritar BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “CRTP”.

Details of the subsidiaries of the Company are as follows:

		Effective ownership at December 31,
Subsidiaries’ names	Place of incorporation	2009	2008	Principal activities

Ritar International Group Limited (“Ritar BVI”)	British Virgin Islands	100%	100%	Intermediate holding company

Shenzhen Ritar Power Co., Ltd. (“Shenzhen Ritar”)	People’s Republic of China (“PRC”)	100% (through Ritar BVI)	100% (through Ritar BVI)
Manufacture, commercialization and distribution of a wide variety of environmentally friendly lead-acid batteries for use in light electric vehicles or LEV and UPS segments throughout China and other countries

Hengyang Ritar Power Co., Ltd. (“Hengyang Ritar”)	PRC	100% (through Shenzhen Ritar)	100% (through Shenzhen Ritar)	Manufacture and distribution of plate and lead-acid batteries

Shanghai Ritar Power Co., Ltd. (“Shanghai Ritar”)	PRC	0% (a)	95% (through Shenzhen Ritar)	Manufacture and distribution of lead-acid batteries

Ritar Power (Huizhou) Co., Ltd. (“Huizhou Ritar”)	PRC	(b)	100% (through Ritar BVI)	Inactive

(a)	As further discussed in Note 29, on October 15, 2009, Shenzhen Ritar sold all of its ownership interest in Shanghai Ritar.
(b)	In 2009, the Company initiated the liquidation of Huizhou Ritar, which had never commenced any substantive operations.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries (collectively “the Company”) consist of research and development, manufacturing and selling of rechargeable batteries.  All activities of the Company are principally conducted through its subsidiaries operating in the PRC.

Basis of Preparation and Principles of consolidation- The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries.  The results of subsidiaries are consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that such control ceases. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

As discussed in Notes 1 and 29, the Company sold all of its ownership interest in Shanghai Ritar in October 2009 and initiated the liquidation of Huizhou Ritar in 2009.  As a result, Shanghai Ritar and Huizhou Ritar have been reported as discontinued operations and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Cash and cash equivalents- Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Restricted Cash- Deposits in banks pledged as securities for bank loan and bills payable (Note 15) that are restricted in use are classified as restricted cash under current assets.

Inventory- Inventory is stated at the lower of cost or market, determined by the weighted average method.  Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

Trade accounts receivable – Trade accounts receivable is stated at billed amounts, net of allowance for doubtful accounts. Management provides an allowance for doubtful debts arising from amounts that are due for one year or more from the expiry of credit periods allowed by the Company.  The Company grants credit terms to customers varying from “cash on delivery” to 210 days from delivery.  Additional specific provision is made against trade receivables aged less than 1 year to the extent they are considered to be doubtful.

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

Building	30 years
Leasehold improvements	5 years
Plant and machinery	5-10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Intangible asset – Intangible assets are stated at cost. Amortization are provided on the straight-line method based on the estimated useful lives of the assets as follow:  Computer software − 5 years.

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

Valuation of long-lived assets- The Company reviews the carrying value of long-lived assets, including property, plant, and equipment and intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	Summary of Significant Accounting Policies (continued)

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

Research and development expenses- Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2009 and 2008, research and development costs expensed to operating expenses were approximately $561,357 and $469,530, respectively.

Advertising Costs- The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $100,196 and $79,691 for the years ended December 31, 2009 and 2008 respectively.

Warranty Costs- The Company accounts for its liability for product warranties in accordance with FASB ASC Topic 460 “Guarantees.” Under ASC 460, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to approximately $Nil and $395,799 for the years ended December 31, 2009 and 2008, respectively, which are included in its selling expenses. (see Note 25).

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	Summary of Significant Accounting Policies (continued)

Foreign currency translation- The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date, except for equity items which are translated at historical rates.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

December 31, 2009
Balance sheet, except for equity items	RMB6.8282 to US$1.00
Statement of income and comprehensive income	RMB6.8310 to US$1.00

December 31, 2008
Balance sheet, except for equity items	RMB6.8346 to US$1.00
Statement of income and comprehensive income	RMB6.9253 to US$1.00

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Fair Value of Financial Instruments – The Company adopted FASB ASC 820-10 “Fair Value Measurements and Disclosures.” ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The fair value of the forward foreign exchange contracts was measured using level 2 inputs and reported as derivative instruments under current liabilities on the balance sheet as of December 31, 2008. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

There were no assets or liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2009.

Post-retirement and post- employment benefits-The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	Summary of Significant Accounting Policies (continued)

Basic income/loss per common share - The computation of income/loss per share is based on the weighted average number of shares outstanding during the year presented in accordance with FASB ASC 260-10, “Earnings Per Share.”

The following is a reconciliation of the calculation of basic and diluted earnings per share

	2009	2008

Net income attributable to China Ritar stockholders	$8,692,780	$5,164,060

Weighted average shares outstanding-basis	19,693,630	19,127,598
Add: Effect of dilutive warrants	430,663	−

Weighted average shares outstanding-diluted	20,124,293	19,127,598

Warrants to purchase up to 1,384,337 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2008, because their effects were anti-dilutive.

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

Shipping and handling cost- Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2009 and 2008 shipping and handling costs expensed to other selling, general and administrative expenses were $1,050,505 and $1,482,825, respectively.

Government grants- Government grants are recognized initially as deferred income in the balance sheet at fair value when there is reasonable assurance that they will be received and the Company will comply with the conditions associated with the grant. Grants that compensate the Company for expenses incurred are recognized in consolidated statements of operations as other income on a systematic basis in the same periods in which the expenses are recognized. Grants that compensate the Company for the cost of an asset are recognized in consolidated statements of operations on a systematic basis over the useful life of the asset.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	Recent Changes in Accounting Standards

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	Recent Changes in Accounting Standards (continued)

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements).  . The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	Recent Changes in Accounting Standards (continued)

New Accounting Pronouncement to be Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

•           ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•           ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011.  The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	Recent Changes in Accounting Standards (continued)

New Accounting Pronouncement to be Adopted

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required.

In January 2010, the FASB issued the following ASC Updates:

•           ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•           ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•           ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation and does not change any existing accounting standards.

•           ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	As of December 31,
	2009	2008

Cash at banks	$20,422,998	$7,518,725
Cash on hand	36,363	22,972

Total	$20,459,361	$7,541,697

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were placed with major banks located in the PRC, which management believes are of high credit quality.

5.	Restricted Cash

Restricted cash consists of the following:

	As of December 31,
	2009	2008
Bank deposits held as collaterals for:
- Bank loans (Notes 16 and 17) and bills payable (Note 15)	$5,724,907	$4,387,679
- Bank guarantee for tender purposes	175,742	−
Total	$5,900,649	$4,387,679

At December 31, 2009 and 2008, restricted cash of $5,724,907 and $4,387,679 respectively represented the bank deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 16 and 17).

At December 31, 2009, bank deposits of $175,742 were held as collaterals for bank guarantees against the Company’s tenders for the supply of lead-acid batteries to China Mobile Limited.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6.	Accounts Receivable, net

Accounts receivable by major categories are summarized as follows:

	As of December 31,
	2009	2008

Trade accounts receivable	$26,036,146	$18,428,358
Less: allowances for doubtful accounts	(1,115,321)	(1,114,276)
Net	$24,920,825	$17,314,082

Concentrations in accounts receivable - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  At December 31, 2009, two customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,799,836 representing 11% of total accounts receivable in aggregate.  At December 31, 2008 three customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,863,740 representing 26% of total accounts receivable in aggregate.

The Company, in certain circumstances, has arranged to sell certain of its accounts receivable to banks. For receivables sold to banks that the Company has surrendered control, the Company derecognized the discounted receivables pursuant to the provisions of ASC 860, “Transfers and Servicing”. As of December 31, 2009 and 2008, the Company has derecognized discounted receivable amounting to $458,217 and $nil, respectively in accordance with ASC 860.

7.	Inventory

Inventory by major categories are summarized as follows:

	As of December 31,
	2009	2008

Raw materials	$2,846,892	$1,651,284
Work in progress	13,919,696	9,237,669
Finished goods	2,717,636	1,885,827
Total	$19,484,224	$12,774,780

8.	Other Current Assets

Other current assets consist of the following:

	As of December 31,
	2009	2008

Notes receivable	$118,140	$141,082
Advance to staff and deposit, net of allowances of $97,707 and $97,615	647,351	331,727
Other receivables, net of allowance of $nil	732,257	−
Value added tax recoverable	2,417,857	3,665,427
Total	$3,915,605	$4,138,236

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of December 31,
	2009	2008
At cost:
Building	$8,456,956	$5,311,491
Leasehold improvement	390,329	314,250
Plant and machinery	8,830,851	5,396,799
Furniture, fixtures and equipment	517,532	395,840
Motor vehicles	1,034,070	868,640
Total	19,229,738	12,287,020
Less: accumulated depreciation and amortization	(2,981,187)	(1,846,936)
Net book value	$16,248,551	$10,440,084

As of December 31, 2009 and 2008, certain property, plant and machinery with an aggregate net book value of $8,933,605 and $3,866,654, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 16 and 17.

During the year ended December 31, 2009, depreciation expenses amounted to $1,177,408, among which $878,399, $135,532 and $163,477 were recorded as cost of sales, selling expense and administrative expense respectively.

During the year ended December 31, 2008, depreciation expenses amounted to $774,856, among which $556,223, $129,313 and $89,320 were recorded as cost of sales, selling expense and administrative expense respectively.

10.	Intangible assets

Intangible assets consist of the following:

	As of December 31,
	2009	2008
At cost:
Computer software	$27,887	$27,861
Less: Accumulated amortization	(18,480)	(10,773)
Net book value	$9,407	$17,088

During the year ended December 31, 2009 and 2008, amortization expenses amounted to $7,694 and $5,995, which were included in administrative expense, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

11.	Land Use Right

	As of December 31,
	2009	2008

Right to use land	$483,582	$483,129
Accumulated amortization	(15,317)	(6,442)
	$468,265	$476,687

Land use right represented the cost incurred by the Company’s subsidiary , Hengyang Ritar, to obtain the right from the relevant PRC land authority to use the lands where its production facilities and warehouses of the subsidiaries are situated for a period of 50 years.

As of December 31, 2009 and 2008, all of land use right with the net book value of $468,265 and $476,687, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 16 and 17.

During the year ended December 31, 2009, amortization expenses amounted to $8,866, which was included in administrative expense.

During the year ended December 31, 2008, amortization expenses amounted to $6,357, which was included in administrative expense.

The estimated amortization expense for land use right for each of the next five years is approximately $9,672.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.	Related Party Transactions

Guarantees provided by related parties

Certain of the Company’s short-term and long-term  loans (see Notes 16 and 17) and bills payable (see Note 15) are secured by personal guarantees provided by Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu).

Sale of Shanghai Ritar

As further discussed in Note 29, on October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company)  to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB2,850,000 (or $417,216), payable in cash within 6 months from the date of the agreement.

The following table sets out the receivable from sale of Shanghai Ritar:

Selling price	$417,216
Effect of exchange rate changes	171
Receivable from sale of Shanghai Ritar as of December 31, 2009	$417,387

Receivables from a former subsidiary

Receivables from a former subsidiary as of December 31, 2009 represented the amount due from Shanghai Ritar, the former 95% subsidiary sold by the Company in October 2009, further details of which are set out in Note 29.

The following table sets out the movement of the amount due from Shanghai Ritar from October 15, 2009 (date of sale of Shanghai Ritar) to December 31, 2009:

Amount due from Shanghai Ritar at date of sale (Note 29)	$4,628,809
Repayment from Shanghai Ritar	(705,070)
Effect of exchange rate changes	1,609
Amount due from Shanghai Ritar, at December 31, 2009	$3,925,348

The amount due from Shanghai Ritar is non-interest bearing and without fixed repayment term, but is secured by the personal guarantee of Mr. Jiada Hu (CEO and principal stockholder of the Company) as well as Shanghai Ritar’s plant and machinery, trade and other receivables and inventories.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.	Income and Other Taxes Payables

Income and other taxes payables consist of the following:

	As of December 31,
	2009	2008

Income tax payable	$3,927,626	$2,857,643
Individual income withholding tax payable	13,131	12,587
Other taxes payable	46,178	27,852
Total	$3,986,935	$2,898,082

14.	Other Current Liabilities

Other current liabilities consist of the following:

	As of December 31,
	2009	2008

Other payable and accrued expenses	$909,176	$1,110,561
Advance from customers	1,891,703	1,386,937
Total	$2,800,879	$2,497,498

15.	Bills Payable and Credit Facilities

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, Shenzhen Ritar and Hengyang Ritar have obtained relevant credit facilities from China CITIC Bank, Shenzhen Branch, Citibank, Shenzhen Branch, DBS bank, Shenzhen Branch and Bank of China, Hengyang Branch, and Bank of China (the “Banks”).  Pursuant to the Banks’ facilities letters and loan agreements, as of December 31, 2009, the Company had available facilities for such bank acceptances up to approximately $30,852,451, of which $13,498,001 was utilized and recorded as bills payable as of December 31, 2009. Plus, $556,516 was utilized by Shengzhen Ritar for payable to Hengyang Ritar.

 The Company is required to place bank deposits, classified as restricted cash as disclosed in Note 5, equal to 30-100%, subject to bank’s decision, of the bills amount as collaterals against the Banks’ guarantees for such bills. Such bank acceptance facilities up to approximately $9,519,346 granted by Citibank, Shenzhen Branch, are additionally secured by guarantees provided by Shanghai Ritar, Hengyang  Ritar, Mr. Jaida Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu). Under this kind of arrangement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16.	Short-Term Loans

Short-term loans consist of the following:

		Interest		As of December 31,
Bank	Loan period	rate	Securities	2009		2008

Citibank	2008-10-24 to 2009-1-16	9% p.a.	Bank deposits and directors’ personal guarantees	$	−	$146,314

Citibank	2008-10-24 to 2009-1-21	9% p.a.	Bank deposits and directors’ personal guarantees		−	540,470

Citibank	2008-10-24 to 2009-1-16	9% p.a.	Bank deposits and directors’ personal guarantees		−	132,576

Citibank	2008-10-26 to 2009-1-23	9% p.a.	Bank deposits and directors’ personal guarantees		−	389,059

Citibank	2008-10-26 to 2009-1-23	9% p.a.	Bank deposits and directors’ personal guarantees		−	1,074,085

DBS Bank	2008-10-21 to 2009-2-6	8% p.a.	Bank deposits		−	85,239

DBS Bank	2008-12-10 to 2009-2-13	7% p.a.	Bank deposits		−	481,630

Citibank	2008-12-15 to 2009-3-13	7% p.a.	Bank deposits and directors’ personal guarantees		−	585,257

DBS Bank	2008-12-30 to 2009-4-10	7% p.a.	Bank deposits			162,325

DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantee		864,064	−

DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantee		251,897	−

DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantee		348,554	−
					$1,464,515	$3,596,955

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

17.	Long-Term Loans

Long-term loans consist of the following:
	As of December 31,
	2009	2008

Loan from DBS Bank, bearing interest at 6.91% (2008: 9.072%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 9 and Note 11, respectively.	$3,661,288	$4,389,431

Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 9 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	562,373	-

Other borrowing from Department of Science and Technology of Bao An, interest free, term from 2007-12-20 to 2009-12-20, and secured by the Shenzhen Small and Medium Enterprises Credit Guarantee Center	-	146,314
Total loans	4,223,661	4,535,745
Less: Current maturities	1,342,473	877,886
Long-term loans, less current maturities	$2,881,188	$3,657,859

Future maturities of long-term loans are as follows:
Payable within the years ending December 31,
2009	$-	$877,886
2010	1,342,473	975,429
2011	1,172,588	975,429
2012	976,343	975,429
2013	732,257	731,572
Total	$4,223,661	$4,535,745

18.	Noncontrolling Interest

Noncontrolling interest at December 31, 2008 represented the minority stockholders’ proportionate share of 5% of the equity of Shanghai Ritar.

As discussed in Note 29, on October 15, 2009, the Company disposed of its 95% ownership interest in Shanghai Ritar.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

19.	Income Taxes

United States

The Company was incorporated in the United States of America and is subject to U.S. tax.  No provision for income taxes has been made as the Company has no taxable income for the years presented.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Shenzhen Ritar is subject to PRC enterprises income tax (“EIT”) at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar was allowed preferential tax treatment – full exemption from PRC enterprises income tax for two fiscal years 2003 and 2004, which were its first profit-making years, and 50% reduction in its EIT rates for the ensuing three years, 2005 through 2008.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment.  Accordingly, Shenzhen Ritar was subject to an EIT rate of 20% and 18% for the years ended December 31, 2009 and 2008, respectively, under the New EIT Law.

Shanghai Ritar, Hengyang Ritar and Huizhou Ritar are generally subject to PRC EIT at 25% for the years ended December 31, 2009 and 2008.

The provision for income taxes consists of the following:

	For the years ended December 31,
	2009	2008

Current tax provision – PRC income tax	$2,063,339	$2,400,314
Deferred tax	(115,017)	−
Total	$1,948,322	$2,400,314

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets at December 31, 2009 result principally from the shorter useful lives of property, plant and equipment for accounting purposes than allowed for PRC income tax reporting purposes. Significant components of deferred income tax assets are as follows:
	As of December 31,
	2009	2008
Deferred income tax assets – non-current:
Depreciation	$115,064	$	−
Less: Valuation allowance	−		−
	$115,064	$	−

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

19.	Income Taxes (continued)

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	For the Years ended December 31,
	2009	2008

Pre-tax income from continuing operations	$10,088,357	$8,253,681

United States federal corporate income tax rate	35%	35%
Income tax expense computed at U.S. federal corporate income tax rate	3,530,925	2,888,788
Reconciling items:
Impact of tax holiday of Shenzhen Ritar	(454,653)	(897,569)
Non-deductible expenses	−	1,446,152
Rate differential for PRC earnings	(1,014,439)	(1,210,879)
Other	(113,511)	173,822

Effective tax expense	$1,948,322	$2,400,314

The effect of the tax holiday of Shenzhen Ritar amounted to $454,653 and $897,569 for the years ended December 31, 2009 and 2008, equivalent to basic earnings per share of $0.02 and $0.02, respectively, and diluted earnings per share amount of  $0.05 and $0.05, respectively.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2009 and 2008.

The New EIT Law imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2009 and 2008, since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC subsidiaries for the years ended December 31, 2007 through 2009 are open to examination by the PRC state and local tax authorities.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

20.	Common Stock and Warrant Transactions

Common stock

During 2008, the Company issued 124,651 shares of common stock for the cashless exercise of 163,550 warrants and 9,345 shares of common stock for the exercise of warrants at $2.78 per share for cash, respectively.

During 2009, the Company issued 99,828 shares of common stock for the cashless exercise of 309,579 warrants and 65,418 shares of common stock for the exercise of warrants at $2.78 per share for cash, respectively.

In October 2009, the Company completed the sale of 2,150,000 shares of common stock to selected institutional investors for $6.00 per share and raised proceeds of $12,059,449, net of placement agent fees and other direct expenses.

Common Stock Purchase Warrants

In 2007, the Company completed a private placement pursuant to which the Company issued and sold 5,724,292 shares of its common stock to certain investors. In addition, the Company granted to the same investors three-year warrants to purchase 1,317,746 shares of the Company’s common stock at $2.78 per share. In connection with this private placement, the Company issued to the placement agent, Roth Capital Partners, LLC warrants to purchase up to 286,215 shares of the Company’s common stock with the exercise price of $2.14 per share.

A summary of the warrants activity as of December 31, 2009, and changes during the year then ended is presented below:
Warrant	Number of underlying shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,557,232	$2.66	2.17	$6,493,657
Granted	−
Exercised	(172,895)	$2.78

Outstanding at December 31, 2008	1,384,337	$2.65	1.17	$2,630,240
Granted	−
Exercised	(374,997)	$2.78

Outstanding at December 31, 2009	1,009,340	$2.78	0.17	$2,038,867

Exercisable at December 31, 2009	1,009,340	$2.78	0.17	$2,038,867

21.	Other income

Other income consists of the following:
	For the years ended December 31,
	2009	2008

Gain on disposal of property, plant and equipment	$2,030	$451
Government grants	154,618	−
Other	3,748	1,771
Total	$160,396	$2,222

During the year ended December 31, 2009, the Company received government grants of $154,618, which were granted unconditionally for the purposes of subsidizing the Company’s research and development activities.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

22.	Foreign currency exchange (loss) / gain

Foreign currency exchange gain / (loss) consist of the following:

	For the years ended December 31,
	2009	2008

Foreign currency reinstatement / realization gain / (loss)	$186,242	$(789,696)
(Loss) / gain from derivative forward foreign exchange contracts	(237,022)	232,308
Total	$(50,780)	$(557,388)

23.	Commitments and Contingencies

Operating Leases Commitments
In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of December 31, 2009 as follows:

Years ending December 31,
2010	$468,023
2011	332,820
2012	27,369
Thereafter	−
Total minimum lease payments	$828,212

During the year ended December 31, 2009, rent expenses amounted to $747,557, among which $539,353, $33,385 and $174,819 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the year ended December 31, 2008, rent expenses amounted to $708,639, among which $523,348, $39,405 and $145,886 were recorded as cost of sales, administrative expense and selling expense, respectively.

Capital Commitments
As of December 31, 2009, the Company had a total capital commitment of $581,005 for the acquisitions of property, plant and equipment, which was not provided for in the financial statements and is expected to be disbursed within the next fiscal year.

PRC employee costs
According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of the employees of Hengyang Ritar, Hengyang Ritar does not need to provide all its employees with such social insurances, and has not paid the social insurances for all employees.

In the event that any current or former employee of Hengyang Ritar files a complaint with the PRC government, Hengyang Ritar may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

24.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $186,071 and $245,806 for the years ended December 31, 2009 and 2008 respectively.

25.	Product Warranty

The Company accrues an estimate of its exposure to product warranty claims based on both current and historical product sales data and warranty costs incurred.  The Company assesses the adequacy of its recorded warranty liability annually and adjusts the amount as necessary.  The warranty liability is included in other current liabilities in the accompanying balance sheet.

Changes in the provision for the product warranty are as below:

	For the years ended December 31,
	2009	2008

Opening balance	$178,613	$136,803
Warranty provision accrued	-	395,799
Paid during warranty period	-	(353,989)
Closing balance	$178,613	$178,613

26.	Risk of Concentrations

The Company has no significant concentrations risk with respect to sales, as there was no single customer accounting for 10% or more of the Company’s gross sales for the years ended December 31, 2009 and 2008.

The Company has the following concentrations of business with suppliers constituting more than 10% of the Company’s purchasing volume:

	For the years ended December 31,
	2009	2008

Anxi Min Hua Dianchi Company Limited	30%	30%
Henan Yuguang Gold & Lead Company Limited	16%	-
Quanzhou City Kaiying Power Company Limited	11%	14%
Zhongshan Shi Bao Li Xu Battery Company Limited	-	14%

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

27.	Operating Risks

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 16 and Note 17.  Other financial assets and liabilities do not have material interest rate risk.

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

Company’s operations are substantially in foreign countries

Substantially all of the Company’s manufacturing operations are carried out in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

28.	Segment Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments.

The Company's sales by geographic destination are analyzed as follows:

	For the years ended December 31,
	2009	2008

PRC	$33,349,627	$24,113,350

Outside PRC
- Hong Kong	2,537,091	9,653,661
- Germany	4,900,537	8,321,577
- India	4,769,663	14,957,025
-South Africa	226,828	1,093,871
-Italy	3,942,897	3,101,094
-Singapore	956,180	1,304,372
-Brazil	3,580,609	5,409,227
-America	11,148,275	7,302,403
-Australia	4,403,423	4,178,394
- other countries, less than 5% of total sales individually	28,815,046	32,877,082
	65,280,549	88,198,706

Total net sales	$98,630,176	$112,312,056

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

29.	Discontinued Operations

On October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company) to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB2,850,000 (or $417,216), payable in cash within 6 months from the date of the agreement.

In 2009, the Company initiated the liquidation of Huizhou Ritar, which had never commenced any substantive operations.

As a result, Shanghai Ritar and Huizhou Ritar have been reported as discontinued operations and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

The following table summarizes the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidation, at December 31, 2009 and 2008, respectively:

	As of December 31,
	2009		2008
Assets held for sales:
Current assets:
Cash and cash equivalents	$	−	$758,775
Accounts receivable, net of allowances		−	2,701,906
Inventory		−	1,803,450
Advance to suppliers		−	11,413
Other current assets		−	57,630
Total current assets held for sales		−	5,333,174

Non-current assets:
Property, plant and equipment, net		−	465,286
		−
Total assets held for sales	$	−	$5,798,460

Liabilities of business held for sale:
Accounts payable	$	−	$1,514,317
Income and other tax payable		−	674,259
Accrued salaries		−	9,067
Other current liabilities		−	310,985

Total liabilities of business held for sale	$	−	$2,508,628

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

29.	Discontinued Operations (continued)

The following results of operations of Shanghai Ritar and Huizhuo Ritar are presented as loss from discontinued operations in the consolidated statements of income:

	For the years ended December 31,
	2009	2008

Net revenue	$1,866,389	$7,272,440
Cost of sales	1,737,854	7,025,508

Gross profit	128,535	246,932
Operating expenses:
Salaries	200,406	341,815
Shipping and handling cost	69,740	197,530
Other selling, general and administrative expenses	237,119	395,657
	507,265	935,002

Operating loss	(378,730)	(688,070)

Other income (expenses), net	1,814	(30,870)

Loss before income taxes	(376,916)	(718,940)
Provision for income taxes	−	−

Net loss	(376,916)	(718,940)
Loss attributable to noncontrolling interest	18,844	29,633

Net loss attributable to China Ritar stockholders	$(358,072)	$(689,307)

The following is the calculation of the gain on the sale of Shanghai Ritar:

Selling price	$417,216
Effect of exchange rate changes	171
Receivable from sale of Shanghai Ritar as of December 31, 2009	$417,387

Net (assets) / liabilities disposed of:
Cash and cash equivalents	$(633,177)
Accounts receivable	(2,174,517)
Inventory	(1,534,076)
Advance to suppliers	(11,419)
Other current assets	(46,182)
Property, plant and equipment	(323,130)
Accounts payable	234,382
Income and other taxes payable	358,040
Accrued salaries	13,715
Due to Shenzhen Ritar and Hengyang Ritar	4,628,809
Noncontrolling interest	(18,844)
Net liabilities	493,601
Selling price	417,216
Gain on sale of discontinued operations	$910,817

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

30.	Subsequent Events

During January and February 2010, the Company issued 315,230 shares of common stock for the cashless exercise of 742,989 warrants, and 93,457 shares of common stock for the exercise of warrants at $2.78 per share for cash, respectively.

31.	Restricted Net Assets and Parent Company Financial Information

The Company’s operations are substantially conducted through its subsidiaries registered in the PRC. These PRC subsidiaries’ businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB246 million (or $35 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X, as set out in the Schedule I below.

SCHEDULE I – Condensed Parent Company Financial Information of China Ritar

Condensed Balance Sheets
	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash	$5,246	$5,246
Total current assets	5,246	5,246
Investments in subsidiaries	55,444,951	34,407,337
Total assets	$55,450,197	$34,412,583

LIABILITIES
Current liabilities:
Other payables	$25,017	$25,017
Total liabilities	25,017	25,017

Shareholders’ equity
Common stock, $0.001 par value: 10,000,000 shares authorized, 21,450,238 and 19,134,992 shares issued and outstanding	21,450	19,135
Additional paid-in capital	31,461,723	19,222,727
Retained earnings	20,745,985	12,053,205
Accumulated other comprehensive income	3,196,022	3,092,499
Total shareholders' equity	55,425,180	34,387,566
Total liabilities and shareholders' equity	$55,450,197	$34,412,583

Condensed Statements of Income
	Years ended December 31,
	2009	2008

Administrative expenses	$(120,073)	$(4,020,973)
Income tax	-	-
Equity in income of subsidiaries	8,812,853	9,185,033
Net income	$8,692,780	$5,164,060

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

SCHEDULE I – Condensed Parent Company Financial Information of China Ritar (continued)

Condensed Statements of Cash Flows
	Year ended December 31,
	2009		2008

Net cash used in operating activities	$	−	$	−
Net cash used in investing activities		−		−
Net cash provided by financing activities		−		−
Cash, beginning of year		5,246		5,246

Cash, end of year		$5,246		$5,246

Note to the Condensed Parent Company Financial Statements:

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Ordinary shares.” Such investment and loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2008 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.