Form 10-Q
period 2010-03-31
China Ritar Power Corp.
filed 2010-05-14
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of May 11, 2010 is 21,858,925.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,065,653	$20,459,361
Restricted cash	4,846,846	5,900,649
Accounts receivable, net of allowances of $1,115,631 and $1,115,321	23,730,447	24,920,825
Receivable from sale of a subsidiary (see Notes 13 and 27)	417,503	417,387
Due from a former subsidiary (see Note 13)	3,904,185	3,925,348
Inventory	22,724,610	19,484,224
Advance to suppliers	3,007,890	2,477,449
Other current assets	4,250,888	3,915,605
Total current assets	78,948,022	81,500,848

Non-current assets:
Property, plant and equipment, net	16,340,688	16,248,551
Construction in progress	94,185	136,443
Intangible assets, net	8,233	9,407
Land use right	465,976	468,265
Rental and utility deposits	82,462	82,439
Deferred income tax assets	119,547	115,064

Total assets	$96,059,113	$98,561,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,081,871	$16,658,868
Income and other taxes payable	4,660,234	3,986,935
Accrued salaries	498,191	502,978
Bills payable	9,598,172	13,498,001
Other current liabilities	2,048,698	2,800,879
Current portion of long term loans	1,342,846	1,342,473
Short-term loans	3,996,308	1,464,515
Total current liabilities	36,226,320	40,254,649

Long-term loans	2,548,721	2,881,188

Total liabilities	38,775,041	43,135,837

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $.001 par value; authorized 100,000,000 shares authorized, 21,858,925 and 21,450,238 shares issued and outstanding	21,859	21,450
Additional paid-in capital	31,721,124	31,461,723
Retained earnings	22,331,131	20,745,985
Accumulated other comprehensive income	3,209,958	3,196,022

Total stockholders’ equity	57,284,072	55,425,180

Total liabilities and stockholders’ equity	$96,059,113	$98,561,017

See accompanying notes to these condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
CONTINUING OPERATIONS
Net revenue	$24,808,360	$16,383,661
Cost of sales	20,037,964	13,091,145
Gross profit	4,770,396	3,292,516
Operating expenses:
Salaries	565,842	394,893
Sales commission	531,551	749,224
Shipping and handling cost	285,260	281,946
Other selling, general and administrative expenses	1,158,642	923,076
Total operating expenses	2,541,295	2,349,139

Operating profit	2,229,101	943,377

Other income / (expenses):
Interest income	44,827	57,649
Other income	-	2,540
Interest expenses	(148,159)	(147,424)
Foreign currency exchange loss	(66,894)	(49,316)
Other expenses	(2,749)	(1,663)
Total other expenses, net	(172,975)	(138,214)

Income from continuing operations before income taxes	2,056,126	805,163
Income taxes	470,980	117,047
Income from continuing operations	1,585,146	688,116

DISCONTINUED OPERATIONS (Note 27)
Loss from discontinued operations, net of taxes	-	(153,857)

Net income	1,585,146	534,259
Add: Loss from discontinued operations attributable to noncontrolling interest	-	7,694

Net income attributable to China Ritar stockholders	$1,585,146	$541,953
Other comprehensive income attributable to China Ritar stockholders:
Foreign currency translation adjustment	13,936	107,421

Comprehensive income attributable to China Ritar Stockholders	1,599,082	649,374
Comprehensive loss attributable to noncontrolling interest	-	(7,694)

Comprehensive income	$1,599,082	$641,680

Earnings (loss) per share attributable to China Ritar stockholders:
Basic:
- Income from continuing operations	$0.07	$0.06
- Income (loss) from discontinued operations	-	(0.03)
- Net income	$0.07	$0.03
Diluted:
- Income from continuing operations	$0.07	$0.06
- Income (loss) from discontinued operations	-	(0.03)
- Net income	$0.07	$0.03

Weighted average number of shares outstanding:
- Basic	21,714,637	19,133,154
- Diluted	21,714,637	19,133,154

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Common stock		Additional		Accumulated other
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Total Equity
Balances at December 31, 2009 (Audited)	21,450,238	$21,450	$31,461,723	$20,745,985	$3,196,022	$55,425,180

Cashless exercise of warrants	315,230	316	(316)	-	-	-

Exercise of warrants	93,457	93	259,717	-	-	259,810

Net income for the period	-	-	-	1,585,146	-	1,585,146

Foreign currency translation difference	-	-	-	-	13,936	13,936

Balance at March 31, 2010	21,858,925	$21,859	$31,721,124	$22,331,131	$3,209,958	$57,284,072

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Continuing Operating Activities:
Net income	$1,585,146	$534,259
Loss from discontinued operations, net of taxes	-	153,857
Income from continuing operations	1,585,146	688,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	384,904	273,861
Amortization of intangible assets and land use right	3,594	3,592
Loss (gain) on disposal of property, plant and equipment	2,721	(365)
Unrealized (loss) gain on derivative instruments	-	(22,992)
Changes in operating working capital items:
Accounts receivable	1,197,244	3,064,437
Inventory	(3,234,773)	(1,785,432)
Advance to suppliers	(529,721)	-
Notes receivables	(342,512)	-
Deferred income tax assets	(4,451)	-
Other current assets	8,339	(799,486)
Accounts payable	(2,581,477)	(366,796)
Income and other tax payable	672,150	128,822
Accrued salaries	(4,927)	(110,718)
Bills payable	(3,903,358)	880,465
Other current liabilities	(754,576)	(89,585)
Net cash (used in) provided by operating activities	(7,501,697)	1,863,919

Cash Flows from Continuing Investing Activities:
Repayment from a former subsidiary – Shanghai Ritar (see Note 13)	22,254	-
Purchase of property, plant and equipment	(436,603)	(496,069)
Sales proceeds of disposal of property, plant and equipment	3,662	4,388
Net cash used in investing activities	(410,687)	(491,681)

Cash Flows from Continuing Financing Activities:
Proceeds from stock issued for warrant exercised	259,810	-
Proceeds from bank borrowings	3,647,443	1,626,177
Repayment of bank borrowings	(1,449,456)	(3,738,257)
Restricted cash	1,055,384	1,327,610
Net cash provided by (used in) financing activities	3,513,181	(784,470)

Cash Flows from Discontinued Operations Activities:
Net cash used in discontinued operating activities	-	(464,515)
Net cash provided by discontinued investing activities	-	314,805
Net cash used in discontinued financing activities	-	-
Effect of exchange rate changes on cash	-	(175)
Change in cash from discontinued operations	-	149,885
Net cash used in discontinued operations	-	-

Effect of exchange rate changes on cash and cash equivalents	5,495	(41,392)

Net (decrease) increase in cash and cash equivalents	(4,393,708)	546,376
Cash and cash equivalents, beginning of period	20,459,361	7,541,697
Cash and cash equivalents, end of period	$16,065,653	$8,088,073

Supplemental disclosure of cash flow information
Cash paid for interest	$148,159	$147,424
Cash paid for income taxes	$431,030	$220,178

Non-cash investing and financing activities
Issuance of common stock for cashless exercise of warrants	$316	$-

See accompanying notes to these condensed consolidated financial statement.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Description of Business and Organization

China Ritar Power Corp. (the “Company” or “we” or “China Ritar”) is one of the leading manufacturers of lead-acid batteries in China. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, including telecommunications, uninterrupted powers source devices, light electric vehicles and alternative energy production (solar and wind power). We conduct all of our operations in China. We market, sell and service our “Ritar” branded, cadmium-free, valve-regulated lead-acid, or VRLA, batteries in China and internationally.

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

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “CRTP”.

Details of the subsidiaries of the Company are as follows:

Effective ownership,
Subsidiaries’ names	Place of incorporation	March 31, 2010	December 31, 2009	Principal activities

Ritar International Group Limited (“Ritar BVI”)	British Virgin Islands	100%	100%	Intermediate holding company

Shenzhen Ritar Power Co., Ltd. (“Shenzhen Ritar”)	People’s Republic of China (“PRC”)	100% (through Ritar BVI)	100% (through Ritar BVI)
Manufacture, commercialization and distribution of a wide variety of environmentally friendly lead-acid batteries for use in light electric vehicles or LEV and UPS segments throughout China and other countries

Hengyang Ritar Power Co., Ltd. (“Hengyang Ritar”)	PRC	100% (through Shenzhen Ritar)	100% (through Shenzhen Ritar)	Manufacture and distribution of plate and lead-acid batteries

Shanghai Ritar Power Co., Ltd. (“Shanghai Ritar”)	PRC	0% (a)	0% (a)	Manufacture and distribution of lead-acid batteries

Ritar Power (Huizhou) Co., Ltd. (“Huizhou Ritar”)	PRC	0% (b)	0% (b)	Inactive

(a)	On October 15, 2009, Shenzhen Ritar sold all of its ownership interest in Shanghai Ritar.
(b)	In 2009, the Company initiated the liquidation of Huizhou Ritar, which had never commenced any substantive operations.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Basis of Presentation and Consolidation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of China Ritar and its subsidiaries.  All significant inter-company balances or transactions were eliminated on consolidation.

The results of subsidiaries are consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that such control ceases. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

As discussed in Notes 1, the Company sold all of its ownership interest in Shanghai Ritar in October 2009 and initiated the liquidation of Huizhou Ritar in 2009. As a result, Shanghai Ritar and Huizhou Ritar have been reported as discontinued operations and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

3.	Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Earnings Per Share

The computation of income/loss per share is based on the weighted average number of shares outstanding during the year presented in accordance with FASB ASC 260-10, “Earnings Per Share.”

The following is a reconciliation of the calculation of basic and diluted earnings per share

	Three months ended March 31,
	2010	2009

Net income attributable to China Ritar stockholders	$1,585,146	$541,953

Weighted average shares outstanding-basis	21,714,637	19,133,154
Add: Effect of dilutive warrants	-	-

Weighted average shares outstanding-diluted	21,714,637	19,133,154

5.	Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Cash at banks	$16,011,100	$20,422,998
Cash on hand	54,553	36,363

Total	$16,065,653	$20,459,361

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were placed with major banks located in the PRC, which management believes are of high credit quality.

6.	Restricted Cash

Restricted cash consists of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Bank deposits held as collaterals for:
- Bank loans (Notes 17 and 18) and bills payable (Note 16)	$4,729,652	$5,724,907
- Bank guarantee for tender purposes	117,194	175,742
Total	$4,846,846	$5,900,649

At March 31, 2010 and December 31, 2009, restricted cash of $4,729,652 and $5,724,907, respectively represented the bank deposits pledged for banking facilities. Generally, the deposit will be released when the relevant bank loans are repaid upon maturity (see Note 17 and 18).

At March 31, 2010 and December 31, 2009, bank deposits of $117,194 and $175,742, respectively were held as collaterals for bank guarantees against the Company’s tenders for the supply of lead-acid batteries to China Mobile Limited.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Accounts Receivable, net

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Trade accounts receivable	$24,846,078	$26,036,146
Less: allowances for doubtful accounts	(1,115,631)	(1,115,321)
Net	$23,730,447	$24,920,825

Concentrations in accounts receivable - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. At March 31, 2010, one customer on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $1,613,727 representing 7% of total accounts receivable in aggregate.  At December 31, 2009, two customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,799,836 representing 11% of total accounts receivable in aggregate.

8.	Inventory

Inventory by major categories are summarized as follows:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$3,496,286	$2,846,892
Work in progress	16,226,174	13,919,696
Finished goods	3,002,150	2,717,636
Total	$22,724,610	$19,484,224

9.	Other Current Assets

Other current assets consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Notes receivable	$460,705	$118,140
Advance to staff and deposit, net of allowances of $97,734 and $97,707	657,874	647,351
Other receivables, net of allowance of $nil	729,092	732,257
Value added tax recoverable	2,403,217	2,417,857
Total	$4,250,888	$3,915,605

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
At cost:
Building	$8,465,950	$8,456,956
Leasehold improvement	390,437	390,329
Plant and machinery	9,229,000	8,830,851
Furniture, fixtures and equipment	556,858	517,532
Motor vehicles	1,046,866	1,034,070
Total	19,689,111	19,229,738
Less: accumulated depreciation and amortization	(3,348,423)	(2,981,187)
Net book value	$16,340,688	$16,248,551

As of March 31, 2010 and December 31, 2009, certain property, plant and machinery with an aggregate net book value of $8,155,845 and $8,933,605, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 15 and 16.

During the three months ended March 31, 2010, depreciation expenses amounted to $384,904, among which $301,441, $38,310 and $45,153 were recorded as cost of sales, selling expense and administrative expense respectively.

During the three months ended March 31, 2009, depreciation expenses amounted to $273,861, among which $206,236, $31,318 and $36,307 were recorded as cost of sales, selling expense and administrative expense of continuing operations, and $50,390 was included in discontinued operations, respectively.

11.	Intangible assets

Intangible assets consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
At cost:
Computer software	$27,895	$27,887
Less: Accumulated amortization	(19,662)	(18,480)
Net book value	$8,233	$9,407

During the three months ended March 31, 2010 and 2009, amortization expenses amounted to $1,176 and $1,177, which were included in administrative expenses, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Land Use Right

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Right to use land	$483,716	$483,582
Accumulated amortization	(17,740)	(15,317)
	$465,976	$468,265

Land use right represented the cost incurred by the Company’s subsidiary , Hengyang Ritar, to obtain the right from the relevant PRC land authority to use the lands where its production facilities and warehouses of the subsidiaries are situated for a period of 50 years.

As of March 31, 2010 and December 31, 2009, all of land use right with the net book value of $465,976 and $468,265, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 17 and 18.

During the three months ended March 31, 2010, amortization expenses amounted to $2,418, which was included in administrative expense. During the three months ended March 31, 2009, amortization expenses amounted to $2,415, which was included in administrative expense.

The estimated amortization expense for land use right for each of the next five years is approximately $9,674.

13.	Related Party Transactions

Guarantees provided by related parties

Certain of the Company’s short-term and long-term loans (see Notes 17 and 18) and bills payable (see Note 16) are secured by personal guarantees provided by Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu).

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

The purchase price for the sale of 95% interest in Shanghai Ritar, RMB 2,850,000 was fully settled on April 21, 2010.

The following table sets out the rollforward of the receivable from sale of Shanghai Ritar:

Selling price	$417,216
Effect of exchange rate changes	287
Receivable from sale of Shanghai Ritar as of March 31, 2010	$417,503

Receivables from a former subsidiary

Receivables from a former subsidiary as of March 31, 2010 represented the amount due from Shanghai Ritar, the former 95% subsidiary sold by the Company in October 2009, further details of which are set out in Note 27.

The following table sets out the rollforward of the amount due from Shanghai Ritar:

Amount due from Shanghai Ritar at January 1, 2010	$3,925,348
Repayment from Shanghai Ritar	(22,254)
Effect of exchange rate changes	1,091
Amount due from Shanghai Ritar, at March 31, 2010	$3,904,185

The amount due from Shanghai Ritar is non-interest bearing and without fixed repayment term, but is secured by the personal guarantee of Mr. Jiada Hu (CEO and principal stockholder of the Company) as well as Shanghai Ritar’s plant and machinery, trade and other receivables and inventories.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Income and Other Taxes Payables

Income and other taxes payables consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Income tax payable	$4,251,351	$3,927,626
Individual income withholding tax payable	15,916	13,131
Other taxes payable	392,967	46,178
Total	$4,660,234	$3,986,935

15.	Other Current Liabilities

Other current liabilities consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Other payable and accrued expenses	$343,150	$909,176
Accrual products warranty	3,040	178,613
Advance from customers	1,702,508	1,713,090
Total	$2,048,698	$2,800,879

16.	Bills Payable and Credit Facilities

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, Shenzhen Ritar and Hengyang Ritar have obtained relevant credit facilities from China CITIC Bank, Shenzhen Branch, Citibank, Shenzhen Branch, DBS bank, Shenzhen Branch and Bank of China, Hengyang Branch, and Bank of China (the “Banks”).  Pursuant to the Banks’ facilities letters and loan agreements, as of March 31, 2010, the Company had available facilities for such bank acceptances up to approximately $28,565,987, of which $9,598,172 was utilized and recorded as bills payable as of March 31, 2010.

 The Company is required to place bank deposits, classified as restricted cash as disclosed in Note 6, equal to 30-100%, subject to bank’s decision, of the bills amount as collaterals against the Banks’ guarantees for such bills. Such bank acceptance facilities up to approximately $9,521,996 granted by Citibank, Shenzhen Branch, are additionally secured by guarantees provided by Shanghai Ritar, Hengyang  Ritar, Mr. Jaida Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu). Under this kind of arrangement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Short-Term Loans

Short-term loans consist of the following:

Bank	Loan period	Interest rate	Securities	March 31 2010	December 31 2009
				(Unaudited)	(Audited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	348,652	348,554
DBS Bank	2010-3-17 to 2010-7-16	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	673,864	-
DBS Bank	2010-3-21 to 2010-7-20	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	43,947	-
China Merchants Bank	2010-1-26 to 2010-4-26	4.9% p.a.	Directors’ personal guarantees	2,929,845	-
				$3,996,308	$1,464,515

*
The loan agreement with China Merchants Bank provides that this loan may only be applied in the purchases of raw materials, and an additional 100% interest rate will apply if the Company misuses the proceeds from this loan for purposes other than raw material purchases.

18.	Long-Term Loans

Long-term loans consist of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 10 and Note 12, respectively.	$3,418,153	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 10 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	473,414	562,373
Total loans	3,891,567	4,223,661
Less: Current maturities	1,342,846	1,342,473
Long-term loans, less current maturities	$2,548,721	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the years ending March 31,
2011	$1,342,845	$1,342,473
2012	1,083,799	1,172,588
2013	976,615	976,343
2014	488,308	732,257
Total	$3,891,567	$4,223,661

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Income Taxes

The provision for income taxes consists of the following:
	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Current tax provision – PRC income tax	$475,431	$117,047
Deferred tax	(4,451)	−
Total	$470,980	$117,047

Significant components of deferred income tax assets are as follows:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Deferred income tax assets – non-current:
Depreciation	$119,547	$115,064
Less: Valuation allowance	-	-
	$119,547	$115,064

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2010	2009

Pre-tax income from continuing operations	$2,056,126	$805,163

United States federal corporate income tax rate	35%	35%
Income tax expense computed at U.S. federal corporate income tax rate	719,644	281,807
Reconciling items:
Impact of tax holiday of Shenzhen Ritar	(64,831)	(24,559)
Rate differential for PRC earnings	(204,584)	(109,925)
Other	20,751	(30,276)

Effective tax expense	$470,980	$117,047

The effect of the tax holiday of Shenzhen Ritar amounted to $64,831 and $24,559 for the three months ended March 31, 2010 and 2009, equivalent to basic earnings per share of $0.003 and $0.001, respectively, and diluted earnings per share amount of $0.003 and $0.001, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Common Stock and Warrant Transactions

Common stock

During three months period ended March 31, 2010, the Company issued 408,687 shares of common stock for the cashless exercise of 710,903 warrants and 93,457 warrant shares exercised at $2.78 per share for cash, respectively.

Common Stock Purchase Warrants

A summary of the warrants activity as of March 31, 2010, and changes during the three-month period then ended is presented below:

Warrant	Number of underlying shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,009,340	$2.78	0.17	$2,038,867
Granted	-
Exercised	(804,360)	$2.78
Expired	(204,980)	$2.78

Outstanding at March 31, 2010	-

Exercisable at March 31, 2010	-

21.	Other income

Other income consists of the following:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Gain on disposal of property, plant and equipment	$-	$2,028
Other	-	512
Total	$-	$2,540

22.	Foreign currency exchange (loss) / gain

Foreign currency exchange gain / (loss) consist of the following:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Foreign currency reinstatement / realization loss	$(66,894)	$(45,046)
Derivative realized loss	-	(27,262)
Derivative unrealized gain	-	22,992
Total	$(66,894)	$(49,316)

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	Commitments and Contingencies

Operating Leases Commitments

In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of March 31, 2010 as follows:

(Unaudited)
Payable within:
-Remainder of 2010	$319,510
-2011	336,038
-Thereafter	27,596
Total minimum lease payments	$683,144

During the three months ended March 31, 2010, rent expenses amounted to $185,383, among which $138,962, $7,641 and $38,780 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the three months ended March 31, 2009, rent expenses amounted to $207,323, among which $166,903, $6,603 and $33,817 were recorded as co st of sales, administrative expense and selling expense, respectively.

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

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $59,934 and $77,617 for the three months ended March 31, 2010 and 2009 respectively.

25.	Risk of Concentrations

The Company has no significant concentrations risk with respect to sales, as there was no single customer accounting for 10% or more of the Company’s gross sales for the three months ended March 31, 2010 and 2009.

The Company has the following concentrations of business with suppliers constituting more than 10% of the Company’s purchasing volume:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Supplier A	34%	26%
Supplier B	14%	11%
Supplier C	-	17%

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26.	Segment Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments.

The Company's sales by geographic destination are analyzed as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$6,367,481	$3,703,961

Outside PRC
- Hong Kong	1,286,021	105,185
- Germany	1,298,174	350,054
- India	496,703	1,149,553
- South Africa	-	63,984
- Italy	1,164,121	566,651
- Singapore	-	30,774
- Brazil	317,267	861,190
- America	3,272,846	-
- Australia	1,144,075	739,495
- other countries, less than 5% of total sales individually	9,461,672	8,812,814
	18,440,879	12,679,700

Total net sales	$24,808,360	$16,383,661

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

27.	Discontinued Operations

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

The following results of operations of Shanghai Ritar and Huizhuo Ritar are presented as loss from discontinued operations in the consolidated statements of income:

	Three months ended March 31,
	2010	2009

Net revenue	$-	$1,147,143
Cost of sales	-	1,144,870

Gross profit	-	2,273
Operating expenses:
Salaries	-	68,741
Shipping and handling cost	-	15,149
Other selling, general and administrative expenses	-	72,250
	-	156,140

Operating loss	-	(153,867)

Other income (expenses), net	-	10

Loss before income taxes	-	(153,857)
Provision for income taxes	-	-

Net loss	-	(153,857)
Loss attributable to noncontrolling interest	-	7,694

Net loss attributable to China Ritar stockholders	$-	$(146,163)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, all references in this annual report to (i) “Ritar,” the “Company,” “we,” “us” or “our” are to China Ritar Power Corp., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Ritar BVI” are to our subsidiary Ritar International Group Limited, a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Shenzhen Ritar” are to our subsidiary Shenzhen Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Hengyang Ritar” are to our subsidiary Hengyang Ritar Power Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (ix) “China” and “PRC” are to the People’s Republic of China; (x) “BVI” are to the British Virgin Islands; and (xi) “SEC” are to the United States Securities and Exchange Commission.

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

Our revenue increased from $40.9 million in fiscal year 2006 to $73.3 million in fiscal year 2007, $112.3 million in fiscal year 2008 and with a decrease to $ 98.6 million in fiscal year 2009, representing an overall compounded annual growth rate of approximately 34.1%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through increased vertical integration. Through our manufacturing facilities located in Shenzhen and Hengyang, we currently have 19 lead acid battery production lines that are operational. Eight of them are located at Hengyang Ritar, eleven production lines are located at Shenzhen Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility. We sold all of our ownership interest in Shanghai Ritar on October 15, 2009 and no longer maintain any manufacturing facility in Shanghai.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2010 and growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2010:

Revenues: Our revenues were $24.8 million for the first quarter of 2010, an increase of 51.4% from the same quarter of 2009.

Gross Margin: Gross margin was 19.2% for the first quarter of 2010, as compared to 20.1% for the same period in 2009.

Operating Profit: Operating profit was $2.2 million for the first quarter of 2010, an increase of 136% from $0.9 million of the same period last year.

Net Income: Net income was $1.59 million for the first quarter of 2010, an increase of 196.7% from $0.53 million of the same period in 2009.

Fully diluted earnings per share was $0.07 for the first quarter of 2010, an increase of 133% from the same period in 2009.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Between fiscal years 2008 and 2009, we were able to maintain gross margins between approximately 19% and 21%. Gross margins in such years for domestic and international sales were approximately 18% and 22%, respectively. Changes in our gross margins are primarily driven by small changes in cost of goods sold as percentage of revenues due to our large-scale production and decreased raw materials per unit product and decreased direct labor used per unit product.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the first quarter of 2010.

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment.  Accordingly, Shenzhen Ritar was subject to an EIT rate of 22%, 20% and 18% for the years ended December 31, 2010, 2009 and 2008, respectively, under the New EIT Law.

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

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues
Revenues	24,808	100%	16,384	100%
Cost of Sales	20,038	80.77%	13,091	79.90%

Gross Profit	4,770	19.23%	3,293	20.10%

Operating Expenses:
Salaries	566	2.28%	395	2.41%
Sales Commission	532	2.14%	749	4.57%
Shipping and handling cost	285	1.15%	282	1.72%
Other selling, general and administrative expenses	1,159	4.67%	923	5.63%
Total Operating Expenses	2,541	10.24%	2,349	14.34%

Operating Profit	2,229	8.99%	943	5.76%

Other Income and (Expenses)
Interest Income	45	1.81%	58	0.35%
Other income	-	-%	2.5	0.015%
Interest expenses	(148)	(0.60)%	(147)	(0.90)%
Foreign currency translation gain (loss)	(67)	(0.27)%	(49)	(0.30)%
Other expenses	(2.7)	(0.01)%	(1.7)	(0.01)%

Total other expenses, net	(173)	(0.70)%	(138)	(0.84)%

Income from continuing operations before income taxes	2,056	8.29%	805	4.9%
Income taxes	471	1.90%	117	0.71%

Net Income	1,585	6.39%	534	3.26%

Comprehensive loss attributable to noncontrolling interest	-	0%	7.7	0.046%

Net income attributable to China Ritar shareholders	1,585	6.39%	542	3.31%

Other comprehensive income (loss)
Foreign currency translation adjustments	14	0.056%	107	0.65%

Comprehensive income	1,599	6.45%	642	3.92%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.   Revenues increased approximately $8.42 million, or 51.4% to approximately $24.8 million for the three months ended March 31, 2010 from approximately $16.4 million for the same period in 2009. This increase was due to an increase in sales volume of 31.3% and a 15.3% increase in our average selling price which was caused by the increase in the prices of main raw materials, as a result of the global economic recovery in 2010.

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

Cost of sales. Our cost of sales increased approximately $6.95 million, or 53.1%, to approximately $20.04 million for the three months ended March 31, 2010, from approximately $13.09 million for the same period in 2009. This increase was due to the increase of our sales volume and the increase in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 80.77% during the three months ended March 31, 2010 from 79.90% for the same period of 2009.

Gross profit.  Our gross profit increased approximately $1.48 million, or 44.89% to approximately $4.77 million for the three months ended March 31, 2010 from approximately $3.29 million for the same period in 2009.  Such increase in gross profit was mainly due to the increase in sale volume. Gross profit as a percentage of revenues was 19.23% for the three months ended March 31, 2010, a slight decrease of 0.87% from 20.10% for the same period of 2009. The decrease in gross profit as a percentage of revenue was mainly due to the increase in main raw materials price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.  Salaries increased approximately $0.17 million, or 43.29% to approximately $0.57 million for the three months ended March 31, 2010 from $0.39 million for the same period in 2009.  The increase of salaries was mainly attributable to a significant increase of the number of employees as a result of a larger sales team and the expansion of our new factory.

As a percentage of revenues, salaries decreased to 2.28% for three months ended March 31, 2010 from 2.41% for the same period of 2009.

Sales commission.  Sales commission decreased approximately $0.21 million, or 29% to approximately $0.53 million for the three months ended March 31, 2010 from approximately $0.75 million for the same period of 2009. As a percentage of revenues, sales commission decreased to 2.14% for the three months ended March, 2010 from 4.57% for the same period of 2009. The decrease was mainly because that we paid a comparatively low commission rate to our sales agents for existing clients during this period.

Shipping and handling cost.  Shipping and handling cost remained approximately the same at approximately $0.28 million for the three months ended March 31, 2010 and March 31, 2009 despite the increase in revenue. As a percentage of revenues, shipping and handling cost declined to 1.15% for the three months ended March 31, 2010, from 1.72% for the same period of 2009.  The decrease was mainly attributable to a change in our shipping and handling policy implemented in 2009 which resulted in our customers being partially responsible for the shipping and handling costs.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses has increased by approximately $0.24 million, or 25.5% to approximately $1.16 million for the three months ended March 31, 2010 from approximately $0.92 million for the same period of 2009. The dollar increase was mainly attributable to our expanded production and sales volume during this period. As a percentage of revenues, other selling, general and administrative expenses decreased to 4.67% for the three months ended March 31, 2010 from 5.63% for the same period of 2009. The decrease was primarily the result of economies of scale due to the substantial increase of sales.

Income from continuing operations before income taxes.  Income before income taxes increased approximately $1.25 million or 155% to approximately $2.06 million for the three months ended March 31, 2010 from approximately $0.81 million for the same period of 2009. Such increase was mainly attributable to the increased gross profit as discussed above. Income before income taxes as a percentage of revenues increased to 8.28% for the three months ended march 31, 2010 from 4.9% for the same period of 2009. The percentage increase was mainly attributable to the decrease of operating expenses as a percentage of revenues.

Income taxes.  Income taxes increased approximately $0.35 million to approximately $0.47 million for the three months ended March 31, 2010 from approximately $0.12 million for the same period of 2009. We paid more taxes in the first quarter of 2010 mostly because of the increased income before income taxes during this period compared to the same period of 2009. Furthermore, our income tax rate of Shenzhen Ritar increased to 22% since January 1, 2010 while during the same period of 2009 it was 20%.

Net income.  Net income increased approximately $1.05 million, or 197% to approximately $1.59 million for the three months ended March 31, 2010 from approximately $0.53 million for the same period of 2009. The increase was mainly attributable to the factors as discussed above.

Liquidity and Capital Resources

General

As of March 31, 2010, we had cash and cash equivalents of approximately $16 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	ThreeMonths Ended March 31
	2010	2009
	(Dollars in millions)

Net cash provided by/(used in) operating activities	(7.50)	1.86
Net cash provided by/(used in) investing activities	(0.41)	(0.49)
Net cash provided by/(used in) financing activities	3.51	(0.78)
Net cash inflow/(outflow)	(4.39)	0.55

Operating Activities

Net cash used in operating activities was approximately $7.5 million for the three months ended March 31, 2010 compared with net cash provided by operating activities of $1.86 million in the same period of 2009. The change of $9.36 million in operating activities was mainly attributable to an increase of approximately $1.44 million net cash used in inventory, an increase of approximately $2.21 million net cash used in accounts payable, an increase of approximately $3.02 million net cash used in bills payable and a decrease of approximately $1.86 million net cash provided by accounts receivable for the three months ended March 31, 2010 compared to the same period of 2009.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $0.41 million, which is a decrease of approximately $0.08 million from net cash used in investing activities of approximately $0.49 million for the same period of 2009.  The decrease of cash used in investing activities was mainly due to the decrease of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash provided by financing activities was approximately $3.51 million for the three months ended March 31, 2010, compared with net cash used in financing activities was approximately $0.79 million in the same period of 2009. The change of net cash provided by financing activities was mainly attributable to the increase of net inflow of bank borrowings in the three months ended March 31, 2010 compared to the same period in 2009.

Loan Facilities

As of March 31, 2010, the amounts and maturity dates for our bank loans were as follows.

Short-term loans consist of the following:

		Interest		March 31	December 31
Bank	Loan period	rate	Securities	2010	2009
				(Unaudited)	(Audited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	348,652	348,554
DBS Bank	2010-3-17 to 2010-7-16	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	673,864	-
DBS Bank	2010-3-21 to 2010-7-20	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	43,947	-
China Merchants Bank	2010-1-26 to 2010-4-26	4.9% p.a.	Directors’ personal guarantees	2,929,845	-
				$3,996,308	$1,464,515

Long-term loans consist of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 10 and Note 12, respectively.	$3,418,153	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 10 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	473,414	562,373
Total loans	3,891,567	4,223,661
Less: Current maturities	1,342,846	1,342,473
Long-term loans, less current maturities	$2,548,721	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the years ending March 31,
2011	$1,342,845	$1,342,473
2012	1,083,799	1,172,588
2013	976,615	976,343
2014	488,308	732,257
Total	$3,891,567	$4,223,661

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

During the third quarter of 2008, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $4.39 million from DBS with an interest rate of 9.07% flat per annum (7.008% flat per annum in 2009).  Hengyang Ritar agreed to make a monthly principal payment of $81,286 by 54 installment starting April 2009.  The loan is secured by the properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.  Hengyang Ritar also entered into a short-term loan agreement with DBS borrowing approximately $1.07 million with an interest rate of 6% per year.  The loan was secured by personal properties of Mr. Jiada Hu and Ms Henying Peng, land use right of Hengyang Ritar and jointly guaranteed by Shenzhen Ritar, China Ritar, Mr Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng.

During the second quarter of 2009, our subsidiary, Hengyang Ritar entered into a long-term loan agreement with DBS Bank (Hong Kong) Limited Shenzhen Branch, or DBS, pursuant to which Hengyang Ritar borrowed an aggregate of approximately $0.73 million from DBS with an interest rate of 5% flat per annum. Hengyang Ritar agreed to make a monthly principal payment of $30,494 by 24 installment starting July 2009. The loan is secured by the machinery and equipment of Henyang Ritar and was jointly guaranteed by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Henying Peng and Mr. Jianjun Zeng. As of March 31, 2010, Hengyang Ritar had $4.96 million in total loans outstanding with DBS.

On August 19, 2009, Shenzhen Ritar entered into a short-term credit facility agreement with China Merchants Bank Shenzhen Branch, or CMB, pursuant to which the bank has agreed to make available to Shenzhen Ritar a $5.85 million or an equivalent amount in RMB revolving credit facility. As of March 31, 2010, Shenzhen Ritar had $2.93 million outstanding loans from CMB.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2010:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$7,888	$5,339	$2,549	-	-
Operating lease obligations	683	319	364	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$8,571	$5,658	$2,913	-	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2010.

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

Derivative instruments. The Company entered into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the Company’s consolidated statement of income and comprehensive income. In the first quarter of fiscal 2010, all of the Company’s forward foreign currency contracts had expired. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

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

The fair value of the forward foreign exchange contracts was measured using level 2 inputs and reported under current liabilities on the balance sheet as of December 31, 2009. Additional disclosures of the forward foreign exchange contracts that are measured at fair value on a recurring basis are included above in this footnote.

There were no assets or liabilities measured at fair value on a non-recurring basis for the three months ended March 31, 2010.

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

Research and development expenses. Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2010 and 2009, research and development costs expensed to operating expenses were approximately $74,241 and $23,430, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share

	Three months ended March 31,
	2010	2009

Net income attributable to China Ritar stockholders	$1,585,146	$541,953

Weighted average shares outstanding-basis	21,714,637	19,133,154
Add: Effect of dilutive warrants	-	-

Weighted average shares outstanding-diluted	21,714,637	19,133,154

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

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Aijun Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Mr. Hu and Mr. Liu concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, we made no unregistered sales of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

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

DATED: May 14, 2010

CHINA RITAR POWER CORP.

By: /s/ Jiada Hu
Jiada Hu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Aijun Liu
Aijun Liu
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