Form 10-Q
period 2010-06-30
China Ritar Power Corp.
filed 2010-08-16
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of the issuer’s common stock, as of August 13, 2010 is 21,858,925.

CHINA RITAR POWER CORPORATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,500,664	$20,459,361
Restricted cash	5,104,315	5,900,649
Accounts receivable, net of allowances of $1,121,447 and $1,115,321	32,749,884	24,920,825
Receivable from sale of a subsidiary	-	417,387
Due from a former subsidiary	3,152,997	3,925,348
Inventory	22,201,193	19,484,224
Advance to suppliers	2,876,943	1,643,689
Other current assets	5,063,388	3,915,605
Total current assets	80,649,384	80,667,088

Non-current assets:
Property, plant and equipment, net	16,793,774	16,248,551
Construction in progress	94,676	136,443
Intangible assets, net	7,094	9,407
Land use right	466,784	468,265
Rental deposits	379,299	82,439
Deposit for purchase of property, plant and equipment	1,010,831	833,760
Deferred income tax assets	120,171	115,064

Total assets	$99,522,013	$98,561,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,643,818	$16,658,868
Income and other taxes payable	6,402,807	3,986,935
Accrued salaries	537,623	502,978
Bills payable	6,993,329	13,498,001
Other current liabilities	2,542,855	2,800,879
Derivative instruments	41,997	-
Current portion of long term loans	1,349,846	1,342,473
Short-term loans	2,944,872	1,464,515
Total current liabilities	37,457,147	40,254,649

Long-term loans	2,226,140	2,881,188

Total liabilities	39,683,287	43,135,837

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $0.001 par value; authorized 100,000,000 shares authorized, 21,858,925 and 21,450,238 shares issued and outstanding	21,859	21,450
Additional paid-in capital	31,721,124	31,461,723
Retained earnings	24,607,083	20,745,985
Accumulated other comprehensive income	3,488,660	3,196,022

Total stockholders’ equity	59,838,726	55,425,180

Total liabilities and stockholders’ equity	$99,522,013	$98,561,017

See accompanying notes to these condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
CONTINUING OPERATIONS
Net revenue	$58,362,748	$37,781,035	$33,554,388	$21,397,374
Cost of sales	48,100,168	30,424,848	28,062,204	17,333,703
Gross profit	10,262,580	7,356,187	5,492,184	4,063,671

Operating expenses:
Salaries	1,136,573	853,334	570,731	458,441
Sales commission	791,834	926,582	260,283	177,358
Shipping and handling cost	675,840	507,477	390,580	225,531
Other selling and administrative expenses	2,173,899	1,664,038	1,015,257	740,962
	4,778,146	3,951,431	2,236,851	1,602,292

Operating profit	5,484,434	3,404,756	3,255,333	2,461,379

Other income and (expenses):
Interest income	62,815	65,849	17,988	8,200
Other income	6,402	3,277	6,402	737
Interest expenses	(286,574)	(313,494)	(138,415)	(166,070)
Foreign currency exchange (loss) gain	(242,020)	5,089	(175,126)	54,405
Other expenses	(3,051)	(1,664)	(302)	(1)

Other expenses, net	(462,428)	(240,943)	(289,453)	(102,729)

Income from continuing operations before income taxes	5,022,006	3,163,813	2,965,880	2,358,650

Income taxes	(1,160,908)	(528,479)	(689,928)	(411,432)

Income from continuing operations	3,861,098	2,635,334	2,275,952	1,947,218

DISCONTINUED OPERATIONS (Note 28 )
Loss from discontinued operations, net of taxes	-	(314,424)	-	(160,567)
Net income	3,861,098	2,320,910	2,275,952	1,786,651
Add: Loss from discontinued operations attributable to noncontrolling interest	-	15,722	-	8,028

Net income attributable to China Ritar shareholders	3,861,098	2,336,632	2,275,952	1,794,679

Other comprehensive income attributable to noncontrolling interest	-	3	-	3
Foreign currency translation adjustment	292,638	117,938	278,702	10,517
Comprehensive income attributable to China Ritar shareholders	4,153,736	2,454,573	2,554,654	1,805,199
Comprehensive loss (income) attributable to non-controlling interest	-	(15,725)	-	(8,031)

Comprehensive income	$4,153,736	$2,438,848	$2,554,654	$1,797,168

Earnings per share attributable to China Ritar stockholders:

Basic:
- Income from continuing operations	$0.18	$0.14	$0.10	$0.10
- Income (loss) from discontinued operations	-	(0.02)	-	(0.01)
- Net income	$0.18	$0.12	$0.10	$0.09

Diluted
-Income from continuing operations	$0.18	$0.14	$0.10	$0.10
-Income (loss) from discontinued operations	-	(0.02)	-	(0.01)
- Net income	$0.18	$0.12	$0.10	$0.09

Weighted average number of shares outstanding:
- Basic	21,787,179	19,134,992	21,787,179	19,134,992
- Diluted	21,787,179	19,134,992	21,787,179	19,134,992

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Common stock		Additional		Accumulated other
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Total Equity
Balances at December 31, 2009	21,450,238	$21,450	$31,461,723	$20,745,985	$3,196,022	$55,425,180

Cashless exercise of warrants	315,230	316	(316)	-	-	-

Exercise of warrants	93,457	93	259,717	-	-	259,810

Net income for the period	-	-	-	3,861,098	-	3,861,098

Foreign currency translation difference	-	-	-	-	292,638	292,638

Balance at June 30, 2010 (Unaudited)	21,858,925	$21,859	$31,721,124	$24,607,083	$3,488,660	$59,838,726

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows from Continuing Operating Activities:
Net income	$3,861,098	$2,320,910
Loss from discontinued operations, net of taxes	-	314,424
Income from continuing operations	3,861,098	2,635,334
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax assets	(4,452)	-
Depreciation of property, plant and equipment	760,166	562,453
Amortization of intangible assets and land use right	6,384	6,377
Loss (gain) on disposal of property, plant and equipment	671	(365)
Loss (gain) on derivative instruments	41,787	(23,005)
Changes in operating working capital items:
Accounts receivable	(7,653,633)	3,204,540
Inventory	(2,596,870)	(2,782,015)
Advance to suppliers	(1,303,755)	(83,226)
Notes receivable	11,761	(2,195)
Other current assets	714,819	(1,228,918)
Rental deposits	(294,919)	-
Accounts payable	(105,908)	358,680
Income and other tax payable	2,381,978	588,192
Accrued salaries	31,722	(136,233)
Bills payable	(6,545,846)	637,495
Other current liabilities	(304,617)	(815,346)
Net cash (used in) provided by operating activities	(12,429,252)	2,921,768

Cash Flows from Continuing Investing Activities:
Repayment from (Advance to) a former subsidiary – Shanghai Ritar (see Note 13)	789,933	(1,103,170)
Purchase of property, plant and equipment	(1,184,092)	(1,140,133)
Sales proceeds of disposal of property, plant and equipment	11,868	4,390
Payment of deposits for purchase of property, plant and equipment	(85,963)	-
Net cash used in investing activities	(468,254)	(2,238,913)

Cash Flows from Continuing Financing Activities:
Proceeds from stock issued for warrants exercised	259,810	-
Proceeds from bank borrowings	5,860,720	3,091,483
Repayment of bank borrowings	(5,063,296)	(4,592,848)
Restricted cash	824,592	1,043,812
Net cash provided by (used in) financing activities	1,881,826	(457,553)

Cash Flows from Discontinued Operations Activities:
Net cash used in discontinued operating activities	-	(1,125,512)
Net cash provided by discontinued investing activities	-	(14,134)
Net cash provided by discontinued financing activities	-	1,103,170
Effect of exchange rate changes on cash	-	293
Change in cash from discontinued operations	-	36,183
Net cash used in discontinued operations	-	-

Effect of exchange rate changes	56,983	(177,086)

Net (decrease) increase in cash and cash equivalents	(10,958,697)	48,216
Cash and cash equivalents, beginning of period	20,459,361	7,541,697
Cash and cash equivalents, end of period	$9,500,664	$7,589,913

Supplemental disclosure of cash flow information
Cash paid for interest	$286,574	$313,494
Cash paid for income taxes	$281,809	$544,409

Non-cash investing and financing activities
Issuance of common stock for cashless exercise of warrants	$316	$-

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Description of Business and Organization

China Ritar Power Corp. (the “Company” or “we” or “China Ritar”) is one of the leading manufacturers of lead-acid batteries in China. Through our Chinese subsidiaries, we design, develop, manufacture and sell environmentally friendly lead-acid batteries with a wide range of applications and capacities, including telecommunications, uninterrupted power source devices, light electric vehicles and alternative energy production (solar and wind power). We conduct all of our operations in China. We market, sell and service our “ Ritar” branded, cadmium-free, valve-regulated lead-acid, or VRLA, batteries in China and internationally.

We were originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation merged with and into Concept Ventures Corporation, a Nevada corporation. From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited (“ Ritar BVI ” ) , a BVI company, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

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

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “ CRTP” .

Details of the subsidiaries of the Company are as follows:

Effective ownership,
Subsidiaries’ names	Place of incorporation	June 30, 2010	December 31, 2009	Principal activities

Ritar International Group Limited (“ Ritar BVI ”)	British Virgin Islands	100%	100%	Intermediate holding company

Shenzhen Ritar Power Co., Ltd. (“ Shenzhen Ritar ”)	People’s Republic of China (“PRC”)	100% (through Ritar BVI)	100% (through Ritar BVI)
Manufacture, commercialization and distribution of a wide variety of environmentally friendly lead-acid batteries for use in light electric vehicles or LEV and UPS segments throughout China and other countries

Hengyang Ritar Power Co., Ltd. (“ Hengyang Ritar ”)	PRC	100% (through Shenzhen Ritar)	100% (through Shenzhen Ritar)	Manufacture and distribution of plate and lead-acid batteries

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summaries of Significant Accounting Policies

Basis of Presentation and Consolidation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived form audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

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

The Company sold all of its ownership interest in Shanghai Ritar Power Co., Ltd. in October 2009 and initiated the liquidation of Ritar Power (Huizhou) Co., Ltd. in 2009. As a result, these companies have been reported as discontinued operations and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Reclassification
Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or cash flows.

Foreign currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-
	June 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7909	US$1=RMB6.8282

	Three months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8235	US$1=RMB 6.8299

	Six months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8251	US$1=RMB6.8332

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level one — Quoted market prices in active markets for identical assets or liabilities;
Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:
	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments	$—	$41,997	$—	$41,997
Total	$—	$41,997	$—	$41,997

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

4.	Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the year presented in accordance with FASB ASC 260-10, “Earnings Per Share.”

The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June 30,
	2010	2010	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) from continuing operations attributable to China Ritar stockholders	$3,861,098	$2,635,334	$2,275,952	$1,947,218

Net income (loss) from discontinued operations attributable to China Ritar stockholders	-	(298,702)	-	(152,539)

Net income	$3,861,098	$2,336,632	$2,275,952	$1,794,679

Weighted average shares outstanding-basic	21,787,179	19,134,992	21,787,179	19,134,992
Add: Effect of dilutive warrants	-	-	-	-

Weighted average shares outstanding-diluted	21,787,179	19,134,992	21,787,179	19,134,992

The warrants outstanding as of June 30, 2009 were anti-dilutive as the exercise price of the outstanding warrants as of June 30, 2009 was over that of the average market price.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Cash and Cash Equivalents

 Cash and cash equivalents are summarized as follows:

	June 30	December 31
	2010	2009
	(Unaudited)

Cash at banks	$9,432,357	$20,422,998
Cash on hand	68,307	36,363

Total	$9,500,664	$20,459,361

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were placed with major banks located in the PRC, which management believes are of high credit quality.

6.	Restricted Cash

Restricted cash consists of the following:

	June 30	December 31
	2010	2009
	(Unaudited)
Bank deposit held as collateral for:
- Bank loans (Notes 18 and 19) and bills payable (Note 16)	$4,986,510	$5,724,907
- Bank guarantee for tender purposes	117,805	175,742
Total	$5,104,315	$5,900,649

At June 30, 2010 and December 31, 2009, restricted cash of $4,986,510 and $5,724,907, respectively represented the bank deposits pledged for banking facilities. Generally, the deposits will be released when the relevant bank loans are repaid upon maturity (see Notes 18 and 19).

At June 30, 2010 and December 31, 2009, bank deposits of $117,805 and $175,742, respectively were held as collateral for bank guarantees against the Company’s tenders for the supply of lead-acid batteries to China Mobile Limited, an unrelated customer.

7.	Accounts Receivable, net

	June 30	December 31
	2010	2009
	(Unaudited)

Trade accounts receivable	$33,871,331	$26,036,146
Less: allowances for doubtful accounts	(1,121,447)	(1,115,321)
Net	$32,749,884	$24,920,825

Concentrations in accounts receivable - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. At June 30, 2010, one customer on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,944,982 representing 9% of total accounts receivable in aggregate.  At December 31, 2009, two customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,799,836 representing 11% of total accounts receivable in aggregate.

8.	Inventory

Inventory by major categories are summarized as follows:

	June 30	December 31
	2010	2009
	(Unaudited)

Raw materials	$3,599,039	$2,846,892
Work in progress	17,547,376	13,919,696
Finished goods	1,054,778	2,717,636
Total	$22,201,193	$19,484,224

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Other Current Assets

Other current assets consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Notes receivable	$106,969	$118,140
Advance to staff and deposit, net of allowances of $98,243 and $97,707	608,722	647,351
Refundable deposits, net of allowance of $nil	2,076,175	732,257
Value added tax recoverable	2,271,522	2,417,857
Total	$5,063,388	$3,915,605

Refundable deposits were placed with a supplier in relation to a product upgrade project.

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)
At cost:
Building	$8,524,972	$8,456,956
Leasehold improvement	392,473	390,329
Plant and machinery	9,962,875	8,830,851
Furniture, fixtures and equipment	571,414	517,532
Motor vehicles	1,077,906	1,034,070
Total	20,529,640	19,229,738
Less: accumulated depreciation and amortization	(3,735,866)	(2,981,187)
Net book value	$16,793,774	$16,248,551

As of June 30, 2010 and December 31, 2009, certain property, plant and machinery with an aggregate net book value of $8,854,978 and $8,933,605, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 18 and 19.

During the six months ended June 30, 2010, depreciation expenses amounted to $760,166, among which $592,525, $141,221 and $26,420 were recorded as cost of sales, selling expense and administrative expense respectively.

During the six months ended June 30, 2009, depreciation expenses amounted to $663,693, among which $523,905, $64,820 and $74,968  were recorded as cost of sales, selling expense and administrative expense of continuing operations, and $50,390 was included in discontinued operations, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Intangible assets

Intangible assets consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)
At cost:
Computer software	$28,040	$27,887
Less: Accumulated amortization	(20,946)	(18,480)
Net book value	$7,094	$9,407

During the six months ended June 30, 2010 and 2009, amortization expenses amounted to $2,352 and $2,350, respectively which were included in administrative expenses.

12.	Land Use Right

	June 30	December 31
	2010	2009
	(Unaudited)

Right to use land	$486,238	$483,582
Accumulated amortization	(19,454)	(15,317)
	$466,784	$468,265

Land use right represented the cost incurred by the Company’s subsidiary, Hengyang Ritar, to obtain the right from the relevant PRC land authority to use the lands where its production facilities and warehouses of the subsidiaries are situated for a period of 50 years.

As of June 30, 2010 and December 31, 2009, all of land use right with the net book value of $466,784 and $468,265, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 18 and 19.

During the six months ended June 30, 2010, amortization expenses amounted to $4,032, which was included in administrative expense. During the six months ended June 30, 2009, amortization expenses amounted to $4,027, which was included in administrative expense.

The estimated amortization expense for land use right for each of the next five years is approximately $9,725.

13.	Related Party Transactions

Guarantees provided by related parties

Certain of the Company’s short-term and long-term loans (see Notes 18 and 19) and bills payable (see Note 16) are secured by personal guarantees provided by Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu).

Sale of Shanghai Ritar

On October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company)  to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB2,850,000 (or $417,216),which was fully settled on April 21, 2010.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions – (Continued)

Receivables from a former subsidiary

Receivables from a former subsidiary as of June 30, 2010 represented the amount due from Shanghai Ritar, the former 95% subsidiary sold by the Company in October 2009, further details of which are set out in Note 28.

The following table sets out the rollforward of the amount due from Shanghai Ritar:

Amount due from Shanghai Ritar at January 1, 2010	$3,925,348
Repayment from Shanghai Ritar	(789,933)
Effect of exchange rate changes	17,582
Amount due from Shanghai Ritar, at June 30, 2010	$3,152,997

The amount due from Shanghai Ritar is non-interest bearing without fixed repayment term and is secured by the personal guarantee of Mr. Jiada Hu (CEO and principal stockholder of the Company) as well as Shanghai Ritar’s plant and machinery, trade and other receivables and inventories.

14.	Income and Other Taxes Payables

Income and other taxes payables consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Income tax payable	$4,837,200	$3,927,626
Individual income withholding tax payable	18,331	13,131
Value added tax payable	1,547,276	46,178
Total	$6,402,807	$3,986,935

15.	Other Current Liabilities

Other current liabilities consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Other payable and accrued expenses	$463,800	$909,176
Advance from customers	2,079,055	1,891,703
Total	$2,542,855	$2,800,879

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.         Bills Payable and Credit Facilities

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of either three months or six months from date of issuance. In order to provide such guarantees for the bills, Shenzhen Ritar and Hengyang Ritar have obtained relevant credit facilities from Citibank, Shenzhen Development Bank, China Merchants Bank, DBS bank and Bank of China (the “Banks”).  Pursuant to the Banks’ facilities letters and loan agreements, as of June 30, 2010, the Company had available facilities for such bank acceptances up to approximately $30,923,736, of which $13,514,187 was utilized as of June 30, 2010.

 The Company is required to place bank deposits, classified as restricted cash as disclosed in Note 6, equal to 20-30%, subject to bank’s decision, of the bills amount as collaterals against the Banks’ guarantees for such bills. Such bank acceptance facilities up to approximately $16,934,427 granted by Citibank, China Merchants Bank and Bank of China are additionally secured by guarantees provided by Shanghai Ritar (former subsidiary), Hengyang  Ritar, Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Henying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu). Under this kind of arrangement, Shenzhen Ritar is obligated to pay 0.05% of the bills amount as handling charges.

17.	Derivative Instruments

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts amounted to $5,000,000 as of June 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarcy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained drectly from commercial bank. The following table summarizes the Company’s fair value of outstanding derivatives:

	Condensed Consolidated	June 30	December 31
	Balance Sheet Presentation	2010	2009
		(Unaudited)
Derivatives not designated as hedging instruments

Fair value of foreign currency forward exchange contract	Current liabilities	$41,997	$-

The impact on earnings from derivatives activity, including changes in the fair value of derivatives is as follows for the six months ended June 30, 2010:

	Presentation of gain or loss	Six months ended June 30,		Three months ended June 30,
	recognized on derivatives	June 30	June 30	June 30	June 30
		2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Derivatives not designated as hedging instruments

Fair value of foreign currency forward exchange contract	Foreign currency exchange loss (Note 23)	$41,787	$235,622	$41,787	$208,360

At June 30, 2010 summary information about the forward contracts are as follows:

Forward Contracts
Notional Amount	$5 million
Rates	RMB 6.459 to 7.090
Effective date	26 March 2010 to 26 May 2010
Maturity Dates	30 July 2010 to 30 March 2011
Fair Value	$41,997

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Short-Term Loans

Short-term loans consist of the following:

Bank	Loan period	Interest rate	Securities	June 30 2010	December 31 2009
				(Unaudited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	348,554
DBS Bank	2010-3-17 to 2010-7-16	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	677,377	-
DBS Bank	2010-3-21 to 2010-7-20	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	43,931	-
DBS Bank	2010-5-4 to 2010-8-26	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	589,024	-
DBS Bank	2010-6-21 to 2010-10-7	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	161,981	-
China Merchants Bank	2010-5-18 to 2010-8-18	4.9% p.a.	Directors’ personal guarantees	1,472,559	-
				$2,944,872	$1,464,515

*
The loan agreement with China Merchants Bank provides that this loan may only be applied in the purchases of raw materials, and an additional 100% interest rate will apply if the Company misuses the proceeds from this loan for purposes other than raw material purchases.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Long-Term Loans

Long-term loans consist of the following:
	June 30	December 31
	2010	2009
	(Unaudited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 10 and Note 12, respectively.	$3,162,688	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 10 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	413,298	562,373
Total loans	3,575,986	4,223,661
Less: Current maturities	1,349,846	1,342,473
Long-term loans, less current maturities	$2,226,140	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the period ending June 30,
2011		$1,349,846
2012		1,026,863
2013		981,706
2014		217,571
Total		$3,575,986

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Income Taxes

The provision for income taxes consists of the following:
	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax
- PRC	$1,156,433	$528,479	$689,304	$411,432
- Deferred tax provision	4,475	-	624	-

Total	$1,160,908	$528,479	$689,928	$411,432

Significant components of deferred income tax assets are as follows:
	June 30	December 31
	2010	2009
	(Unaudited)
Deferred income tax assets – non-current:
Depreciation	$120,171	$115,064
Less: Valuation allowance	-	-
	$120,171	$115,064

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-tax income from continuing operations	$5,022,006	$3,163,813	$2,965,880	$2,358,650

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax expense computed at U.S. federal corporate income tax rate	1,757,701	1,107,335	1,038,057	825,528
Reconciling items:
Impact of tax holiday of Shenzhen Ritar	(148,476)	(94,914)	(83,645)	(70,355)
Rate differential for PRC earnings	(501,168)	(316,381)	(296,584)	(206,456)
Other	52,851	(167,561)	32,100	(137,285)

Effective tax expense	$1,160,908	528,479	$689,928	$411,432

The effect of the tax holiday of Shenzhen Ritar amounted to $148,476 and $94,914 for the six months ended June 30, 2010 and 2009, equivalent to earnings per share (basic and diluted) of $0.007 and $0.005, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Common Stock and Warrant Transactions

Common stock

In January and February 2010, the Company issued 408,687 shares of common stock for the cashless exercise of 710,903 warrants and 93,457 warrant shares exercise d at $2.78 per share for cash, respectively.

Common Stock Purchase Warrants

A summary of the warrants activity as of June 30, 2010, and changes during the six-month period then ended is presented below:

Warrant	Number of underlying shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,009,340	$2.78	0.17	$2,038,867
Granted	-
Exercised	(804,360)	$2.78
Expired	(204,980)	$2.78

Outstanding at June 30, 2010	-

Exercisable at June 30, 2010	-

22.	Other income

Other income consists of the following:
	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gain on disposal of property, plant and equipment	$-	$365	$-	$365
Others	6,402	2,912	6,402	372

Total	$6,402	$3,277	$6,402	$737

23.	Foreign currency exchange (loss) gain

Foreign currency transaction (loss) gain comprises of two components – (i) FASB ASC 830 translation gains or losses of the accounts receivable in foreign currency and (ii) the unrealized loss of the derivative instruments as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Foreign currency reinstatement / realization gain / (loss)	$(200,233)	$240,711	$(133,339)	$262,765
Derivative unrealized loss (Note 17)	(41,787)	(235,622)	(41,787)	(208,360)

Total	$(242,020)	$5,089	$(175,126)	$54,405

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.	Commitments and Contingencies

Operating Leases Commitments

In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide f or regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of June 30, 2010 as follows:

(Unaudited)
Payable within:
-Remainder of 2010	$276,543
-2011	527,977
-2012	118,184
Total minimum lease payments	$922,704

During the six months ended June 30, 2010, rent expenses amounted to $388,505, among which $287,025, $17,187 and $84,293 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the six months ended June 30, 2009, rent expenses amounted to $423,736, among which $337,009, $14,880 and $71,847 were recorded as cost of sales, administrative expense and selling expense, respectively.

Capital Commitments

As of June 30, 2010, the Company had a total capital commitment of $1,684,939 for the acquisitions of property, plant and equipment, which was not provided for in the financial statements and is expected to be disbursed by the next fiscal year.

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

25.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $164,954 and $171,195 for the six months ended June 30, 2010 and 2009 respectively.

26.	Risk of Concentrations

The Company has no significant concentrations risk with respect to sales, as there was no single customer accounting for 10% or more of the Company’s gross sales for the six months ended June 30, 2010 and 2009.

The Company has the following concentrations of business with suppliers constituting more than 10% of the Company’s purchasing volume:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	18%	28%	13%	31%
Supplier B	10%	19%	-	20%
Supplier C	-	13%	-	16%

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

27.	Segment Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments.

The Company's sales by geographic destination are analyzed as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$17,162,881	$8,998,312	$10,795,400	$5,294,351
Outside PRC:
- Hong Kong	2,758,157	556,112	1,472,136	450,927
- Germany	2,732,846	2,001,549	1,434,672	1,651,495
- America	7,546,616	5,467,656	4,273,770	5,467,656
- India	1,669,802	3,030,967	1,173,099	1,881,414
- Italy	2,378,199	1,363,056	1,214,078	796,405
- Australia	3,046,596	1,606,367	1,902,521	866,872
- Brazil	1,344,951	1,598,397	1,027,684	737,207
- other countries, less than 5% of total sales individually	19,722,700	13,158,619	10,261,028	4,251,047
	41,199,867	28,782,723	22,758,988	16,103,203

Total net sales	$58,362,748	$37,781,035	$33,554,388	$21,397,374

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

28.	Discontinued Operations

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

The following results of operations of Shanghai Ritar and Huizhuo Ritar are presented as loss from discontinued operations in the consolidated statements of income:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$-	$2,116,341	$-	$969,198
Cost of sales	-	2,089,706	-	944,836

Gross profit	-	26,635	-	24,362
Operating expenses:
Salaries	-	136,100	-	67,359
Other selling, general and administrative expenses	-	206,774	-	119,374
	-	342,874	-	186,733

Operating loss	-	(316,239)	-	(162,371)

Other income (expenses), net	-	1,815	-	1,804

Loss before income taxes	-	(314,424)	-	(160,567)

Income taxes	-	-	-	-

Net loss	-	(314,424)	-	(160,567)
Loss attributable to noncontrolling interest	-	15,722	-	8,028

Net loss attributable to China Ritar stockholders	$-	$(298,702)	$-	$(152,539)

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

Our revenue increased from $40.9 million in fiscal year 2006 to $73.3 million in fiscal year 2007 and $112.3 million in fiscal year 2008 and decreased to $98.6 million in fiscal year 2009, representing an overall compounded annual growth rate of approximately 34.1%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improving our profit margin through increased vertical integration. Through our manufacturing facilities located in Shenzhen and Hengyang, we currently have 19 lead acid battery production lines that are operational. Eight of them are located at Hengyang Ritar, eleven production lines are located at Shenzhen Ritar. Our current annual designed production capacity of lead acid battery is approximately 2.51 million kilowatt-hours. We have completed construction of the first phase of our new technical and manufacturing complex in Hengyang City, Hunan Province and Lead acid battery production at this facility began in April 2008. In addition, in July of 2008, production of lead plates began at the Hengyang facility. We sold all of our ownership interest in Shanghai Ritar on October 15, 2009 and no longer maintain any manufacturing facility in Shanghai.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2010 and growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2010:

Revenues: Our revenues were $33.55 million for the second quarter of 2010, an increase of 56.82% from the same quarter of 2009.

Gross Margin: Gross margin was 16.37% for the second quarter of 2010, as compared to 18.99% for the same period in 2009.

Operating Profit: Operating profit was $3.26 million for the second quarter of 2010, an increase of 32.26% from $2.46 million of the same period last year.

Net Income: Net income was $2.28 million for the second quarter of 2010, an increase of 27.39% from $1.79 million of the same period in 2009.

Fully diluted earnings per share was $0.1 for the second quarter of 2010, an increase of 11.11% from the same period in 2009.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Between fiscal years 2008 and 2009, we were able to maintain gross margins between approximately 19% and 21%. Gross margins in such years for domestic and international sales were approximately 18% and 22%, respectively. Changes in our gross margins are primarily driven by small changes in cost of goods sold as a percentage of revenues due to our large-scale production and decreased raw materials per unit product and decreased direct labor used per unit product.

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

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the second quarter of 2010.

British Virgin Islands

Ritar International was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Shenzhen Ritar is subject to PRC enterprises income tax (“EIT”) at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.  Pursuant to the same enterprises income tax laws, being classified as a high technology company, Shenzhen Ritar was allowed preferential tax treatment – full exemption from PRC enterprises income tax for two fiscal years 2003 and 2004, which were its first profit-making years, and 50% reduction in its EIT rates for the ensuing three years, 2005 through 2007.

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

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	As a Percentage of Revenues	Amount	As a Percentages of Revenues
Net revenue	$33,554,388	100%	$21,397,374	100%
Cost of sales	28,062,204	83.63%	17,333,703	81.01%
Gross profit	5,492,184	16.37%	4,063,671	18.99%

Operating expenses:
Salaries	570,731	1.70%	458,441	2.14%
Sales commission	260,283	0.78%	177,358	0.83%
Shipping and handling cost	390,580	1.16%	225,531	1.05%
Other selling and administrative expenses	1,015,257	3.03%	740,962	3.46%
	2,236,851	6.67%	1,602,292	7.49%

Operating profit	3,255,333	9.70%	2,461,379	11.50%

Other income and (expenses):
Interest income	17,988	0.05%	8,200	0.04%
Other income	6,402	0.02%	737	0.00%
Interest expenses	(138,415)	(0.41)%	(166,070)	(0.78)%
Foreign currency exchange (loss) gain	(175,126)	(0.52)%	54,405	0.25%
Other expenses	(302)	(0.00)%	(1)	0.00%

Other expenses, net	(289,453)	(0.86)%	(102,729)	(0.48)%

Income from continuing operations before income taxes	2,965,880	8.84%	2,358,650	11.02%

Income taxes	(689,928)	(2.06)%	(411,432)	(1.92)%

Income from continuing operations	2,275,952	6.78%	1,947,218	9.10%

Loss from discontinued operation, net of taxes	-		(160,567)	(0.75)%

Net income	2,275,952	6.78%	1,786,651	8.35%
Attributable to noncontrolling interest	-		8,028	0.04%

Net income attributable to China Ritar shareholders	2,275,952	6.78%	1,794,679	8.39%

Other comprehensive income attributable to noncontrolling interest	-		3	0.00%
Foreign currency translation adjustment	278,702	0.83%	10,517	0.05%
Comprehensive income attributable to China Ritar shareholders	2,554,654	7.61%	1,805,199	8.44%
Comprehensive loss (income) attributable to non-controlling interest	-		(8,031)	(0.04)%
Comprehensive income	$2,554,654	7.61%	$1,797,168	8.40%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.   Revenues increased approximately $12.16 million, or 56.82% to approximately $33.55million for the three months ended June 30, 2010 from approximately $21.40 million for the same period in 2009. This increase was due to an increase in sales volume of 42% and a 10% increase in our average selling price which was caused by the increase in the prices of main raw materials, as a result of the global economic recovery in 2010.

Lead is the most important raw material used in the production of our products. Lead is traded on the world’s commodity markets and its price fluctuates daily. Our lead price is based on the average price in Shanghai Nonferrous Metals (the net web). The cost of lead accounts for approximately 62.8% of the total cost of raw materials. We have provided a sales policy with our clients that the price of our products will fluctuate 0.6% every time the price of lead fluctuates by 1%.

Cost of Sales.   Our cost of sales increased approximately $10.73 million, or 61.89%, to approximately $28.06 million for the three months ended June 30, 2010, from approximately $17.33 million for the same period in 2009. This increase was due to the increase in prices of main raw materials and the increase of our sales volume.  As a percentage of revenues, the cost of sales increased to 83.63% during the three months ended June 30, 2010 from 81% for the same period of 2009.

Gross Profit.   Our gross profit increased approximately $1.43 million, or 35.15% to approximately $5.49 million for the three months ended June 30, 2010 from approximately $4.06 million for the same period in 2009. This increase was due to the increase in our sales volume. Gross profit as a percentage of revenues was 16.37% for the three months ended June 30, 2010, a decrease of 2.62% from 18.99% for the same period of 2009.  Such decrease was mainly due to the increase in main raw materials price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries increased approximately $0.11 million, or 24.49% to approximately $0.57 million for the three months ended June 30, 2010 from $0.46 million for the same period in 2009. The increase of salaries was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory.  As a percentage of revenues, salaries decreased to 1.7% for three months ended June 30, 2010 from 2.14% for the same period of 2009 as a result of economies of scale.

Sales Commission. Sales commission increased approximately $0.08 million, or 46.76% to approximately $0.26 million for the three months ended June 30, 2010 from approximately $0.18 million for the same period of 2009. This dollar increase was mainly attributable to the increase in sales revenue. As a percentage of revenues, sales commission decreased to 0.78% for the three months ended June 30, 2010 from 0.83% for the same period of 2009.

Shipping and Handling Cost.  Shipping and handling cost increased approximately $0.17 million, or 73.18% to approximately $0.39 million for the three months ended June 30, 2010 from approximately $0.23 million for the same period of 2009.  The dollar increase of shipping and handling was mainly attributable to the increased sales volume for the three months ended June 30, 2010.  As a percentage of revenues, shipping and handling cost increased to 1.16% for the three months ended June 30, 2010 from 1.05% for the same period of 2009, as the increase of declaration expense.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses has increased by approximately $0.27 million, or 37.02% to approximately $1.02 million for the three months ended June 30, 2010 from approximately $0.74 million for the same period of 2009. The dollar increase was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory. As a percentage of revenues, other selling, general and administrative expenses decreased to 3.03% for the three months ended June 30, 2010 from 3.46% for the same period of 2009 as a result of economies of scale.

Income From Continuing Operations Before Income Taxes.   Income before income taxes increased approximately $0.61 million or 25.74% to approximately $2.97 million for the three months ended June 30, 2010 from approximately $2.36 million for the same period of 2009. Such increase was mainly attributable to the increased net revenue as discussed above. Income before income taxes as a percentage of revenues decreased to 8.84% for the three months ended June 30, 2010 from 11.02% for the same period of 2009. The percentage decrease was mainly attributable to the decreased gross margin as discussed above.

Income Taxes.   Income taxes increased approximately $0.28 million to approximately $0.69 million for the three months ended June 30, 2010 from approximately $0.41 million for the same period of 2009. We paid more taxes in the second quarter of 2010 mostly because of the increased income before income taxes during this period compared to the same period of 2009. Furthermore, our income tax rate of Shenzhen Ritar increased to 22% since January 1, 2010 while during the same period of 2009 it was 20%.

Net Income.   Net income increased approximately $0.49 million, or 27.39% to approximately $2.28 million for the three months ended June 30, 2010 from approximately $1.79 million for the same period of 2009. The increase was mainly attributable to the increased gross profit as discussed above. Net income as a percentage of revenues decreased to 6.78% for the three months ended June 30, 2010 from 8.35% for the same period of 2009. The percentage decrease was mainly attributable to the decreased gross margin as discussed above.

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	As a Percentage of revenues	Amount	As a Percentage of revenues
Net revenue	$58,362,748	100%	$37,781,035	100%
Cost of sales	48,100,168	82.42%	30,424,848	80.53%
Gross profit	10,262,580	17.58%	7,356,187	19.47%

Operating expenses:
Salaries	1,136,573	1.95%	853,334	2.26%
Sales commission	791,834	1.36%	926,582	2.45%
Shipping and handling cost	675,840	1.16%	507,477	1.34%
Other selling and administrative expenses	2,173,899	3.72%	1,664,038	4.40%
	4,778,146	8.19%	3,951,431	10.46%

Operating profit	5,484,434	9.40%	3,404,756	9.01%

Other income and (expenses):
Interest income	62,815	0.11%	65,849	0.17%
Other income	6,402	0.01%	3,277	0.01%
Interest expenses	(286,574)	(0.49)%	(313,494)	(0.83)%
Foreign currency exchange (loss) gain	(242,020)	(0.41)%	5,089	0.01%
Other expenses	(3,051)	(0.01)%	(1,664)	0.00%

Other expenses, net	(462,428)	(0.79)%	(240,943)	(0.64)%

Income from continuing operations before income taxes	5,022,006	8.60%	3,163,813	8.37%

Income taxes	(1,160,908)	(1.99)%	(528,479)	(1.40)%

Income from continuing operations	3,861,098	6.62%	2,635,334	6.98%

Loss from discontinued operation, net of taxes	-		(314,424)	(0.83)%

Net income	3,861,098	6.62%	2,320,910	6.14%
Attributable to noncontrolling interest	-		15,722	0.04%

Net income attributable to China Ritar shareholders	3,861,098	6.62%	2,336,632	6.18%

Other comprehensive income attributable to noncontrolling interest	-		3	0.00%
Foreign currency translation adjustment	292,638	0.50%	117,938	0.31%
Comprehensive income attributable to China Ritar shareholders	4,153,736	7.12%	2,454,573	6.50%
Comprehensive loss (income) attributable to non-controlling interest	-	0.00%	(15,725)	(0.04)%
Comprehensive income	$4,153,736	7.12%	$2,438,848	6.46%

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.   Revenues increased approximately $20.58 million, or 54.48% to approximately $58.36 million for the six months ended June 30, 2010 from approximately $37.78 million for the same period in 2009. This increase was due to an increase in sales volume of 37.6% and a 12.3% increase in our average selling price which was caused by the increase in the prices of main raw materials, as a result of the global economic recovery in 2010.

Cost of Sales.   Our cost of sales increased approximately $17.68 million, or 58.1% to approximately $48.1 million for the six months ended June 30, 2010 from approximately $30.42 million for the same period in 2009.  This increase was due to the increase of our sales volume and the increase in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 82.42% during the six months ended June 30, 2010 from 80.53% for the same period of 2009.

Gross Profit.   Our gross profit increased approximately $2.9 million, or 39.51% to approximately $10.26 million for the six months ended June 30, 2010 from approximately $7.36 million for the same period in 2009. This increase was due to the increase in our sales volume.  Gross profit as a percentage of revenues was 17.58% for the six months ended June 30, 2010, a decrease of 1.89% from 19.47% for the same period of 2009. Such decrease was mainly due to the increase in main raw materials price, and the increase of unit manufacturing cost as a result of low capacity utilization for the new factory in Hengyang.

Salaries.   Salaries increased approximately $0.28 million, or 33.19% to approximately $1.14 million for the six months ended June 30, 2010 from $0.85 million for the same period in 2009. The increase of salaries was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory.  As a percentage of revenues, salaries decreased to 1.95% for six months ended June 30, 2010 from 2.26% for the same period of 2009 as a result of economies of scale.

Sales Commission. Sales commission decreased approximately $0.13 million, or 14.54% to approximately $0.79million for the six months ended June 30, 2010 from approximately $0.93 million for the same period of 2009.  As a percentage of revenues, sales commission decreased to 1.36% for the six months ended June 30, 2010 from 2.45% for the same period of 2009. The decrease was mainly because that we paid a comparatively low commission rate to our sales agents for existing clients during this period.

Shipping and Handling Cost.   Shipping and handling cost increased approximately $0.17 million, or 33.18%, to approximately $0.68 million for the six months ended June 30, 2010, from approximately $0.51 million for the same period of 2009. This increase was due to the increase in our sales volume. As a percentage of revenues, shipping and handling cost decreased to 1.16% for the six months ended June 30, 2010 from 1.34% for the same period of 2009. The decrease was mainly attributable to a change in our shipping and handling policy during this period which resulted in our customers being partially responsible for the shipping and handling costs.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses increased approximately $0.51 million, or 30.64% to approximately $2.17 million for the six months ended June 30, 2010 from approximately $1.66 million for the same period of 2009. The dollar increase was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory. As a percentage of revenues, other selling, general and administrative expenses decreased to 3.72% for the six months ended June 30, 2010 from 4.4% for the same period of 2009 as a result of economies of scale.

Income From Continuing Operations Before Income Taxes.  Income before income taxes increased approximately $1.86 million or 58.73% to approximately $5.02 million for the six months ended June 30, 2010 from approximately $3.16 million for the same period of 2009. Such increase was mainly attributable to the increased gross profit as discussed above. Income before income taxes as a percentage of revenues increased to 8.6% for the six months ended June 30, 2010 from 8.37% for the same period of 2009.

Income Taxes.   Income taxes increased approximately $0.63 million to approximately $1.16 million for the six months ended June 30, 2010 from approximately $0.53 million for the same period of 2009.  We paid more taxes mostly because of the increased income before income taxes during this period compared to the same period of 2009. Furthermore, our income tax rate of Shenzhen Ritar increased to 22% since January 1, 2010 while during the same period of 2009 it was 20%.

Net Income.   Net income increased approximately $1.54 million, or 66.36% to approximately $3.86 million for the six months ended June 30, 2010 from approximately $2.32 million for the same period of 2009. The increase was mainly attributable to the increased gross profit as discussed above. Net income as a percentage of revenues increased to 6.62% for the six months ended June 30, 2010 from 6.14% for the same period of 2009 was mainly attributable to the factors as discussed above.

Liquidity and Capital Resources

General

As of June 30, 2010, we had cash and cash equivalents of approximately $9.5million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands)

Net cash provided by/(used in) operating activities	(12,429)	2,922
Net cash used in investing activities	(468)	(2,239)
Net cash provided by/(used in) financing activities	1,882	(458)
Net cash inflow/(outflow)	(10,959)	48

Operating Activities

Net cash used in operating activities was approximately $12.52 million for the six months ended June 30, 2010 which was mainly attributable to (i) $3.86 million net income, (ii) net outflow of the increased accounts receivable of approximately $7.65 million arising from extended credit terms granted on large volume sales and (iii) net outflows from the decreased bills payable of approximately $6.55 million. The Company paid off vendors within the credit periods in order to secure steady supply of materials.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $0.47 million, primarily a result of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $1.88 million which was mainly attributable to the net inflow of bank borrowings of approximately $0.8 million in the six months ended June 30, 2010.

Loan Facilities

As of June 30, 2010, the amounts and maturity dates for our bank loans were as follows.

Short-term loans consist of the following:
Bank	Loan period	Interest rate	Securities	June 30 2010	December 31 2009
				(Unaudited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	-	348,554
DBS Bank	2010-3-17 to 2010-7-16	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	677,377	-
DBS Bank	2010-3-21 to 2010-7-20	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	43,931	-
DBS Bank	2010-5-4 to 2010-8-26	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	589,024	-
DBS Bank	2010-6-21 to 2010-10-7	6% p.a.	Property, plant and equipment land use right and directors’ personal guarantees	161,981	-
China Merchants Bank	2010-5-18 to 2010-8-18	4.9% p.a.	Directors’ personal guarantees	1,472,559	-
				$2,944,872	$1,464,515

Long-term loans consist of the following:
	June 30	December 31
	2010	2009
	(Unaudited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 10 and Note 12, respectively.	$3,162,688	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to June 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 10 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	413,298	562,373
Total loans	3,575,986	4,223,661
Less: Current maturities	1,349,846	1,342,473
Long-term loans, less current maturities	$2,226,140	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the year ending June 30,
2011		$1,349,846
2012		1,026,863
2013		981,706
2014		217,571
Total		$3,575,986

We believe that our currently available working capital and our credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2010:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loans obligations	$6,520	$4,294	$2,226	$-	$-
Operating lease obligations	923	548	375	-	-
Capital commitments	1,685	1,685	-	-	-
Purchase obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$9,128	$6,527	$2,601	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2010.

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

Fair value of financial instruments.

ASC Topic 820, Fair Value Measurement and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level one — Quoted market prices in active markets for identical assets or liabilities;
Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:
	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments	$—	$41,997	$—	$41,997
Total	$—	$41,997	$—	$41,997

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Revenue recognition. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses. Research and development costs are charged to expense when incurred and are included in operating expenses. During the six months ended June 30, 2010 and 2009, research and development costs expensed to operating expenses were approximately $153,818 and $50,796 respectively and $79,577 and $27,366 for the three months ended June 30, 2010 and 2009 respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income attributable to China Ritar stockholders	$3,861,098	$2,336,632

Weighted average shares outstanding-basic	21,787,179	19,134,992
Add: Effect of dilutive warrants	-	-

Weighted average shares outstanding-diluted	21,787,179	19,134,992

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Aijun Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Mr. Hu and Mr. Liu concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2010, we made no unregistered sales of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010

CHINA RITAR POWER CORP.

By: /s/ Jiada Hu
Jiada Hu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Aijun Liu
Aijun Liu
Chief Financial Officer
(Principal Financial Officer)