Form 10-Q
period 2010-09-30
China Ritar Power Corp.
filed 2010-11-15
CIK 786368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of the issuer’s common stock, as of November 3, 2010 was 21,858,925.

CHINA RITAR POWER CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2010	December 31 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,679,930	$20,459,361
Restricted cash	5,380,969	5,900,649
Accounts receivable, net of allowances of $1,136,475 and $1,115,321	33,966,052	24,920,825
Receivable from sale of a subsidiary	-	417,387
Due from a former subsidiary	3,181,073	3,925,348
Inventory	26,256,207	19,484,224
Advance to suppliers	2,259,741	1,643,689
Other current assets	4,104,517	3,915,605
Total current assets	85,828,489	80,667,088

Non-current assets:
Property, plant and equipment, net	17,075,726	16,248,551
Construction in progress	95,945	136,443
Intangible assets, net	5,991	9,407
Land use right	470,576	468,265
Rental prepayment and deposits	981,298	82,439
Deposit for purchase of property, plant and equipment	1,227,295	833,760
Deferred income tax assets	121,781	115,064

Total assets	$105,807,101	$98,561,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545,426	$16,658,868
Income and other taxes payable	7,230,834	3,986,935
Accrued salaries	571,706	502,978
Bills payable	10,814,001	13,498,001
Other current liabilities	1,749,461	2,800,879
Derivative instruments	22,161	-
Current portion of long term loans	1,290,283	1,342,473
Short-term loans	1,326,760	1,464,515
Total current liabilities	41,550,632	40,254,649

Long-term loans	1,989,723	2,881,188

Total liabilities	43,540,355	43,135,837

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock at $0.001 par value; authorized 100,000,000 shares, 21,858,925 and 21,450,238 shares issued and outstanding	21,859	21,450
Additional paid-in capital	31,721,124	31,461,723
Retained earnings	26,296,472	20,745,985
Accumulated other comprehensive income	4,227,291	3,196,022

Total stockholders’ equity	62,266,746	55,425,180

Total liabilities and stockholders’ equity	$105,807,101	$98,561,017

See accompanying notes to these condensed consolidated financial statements

CHINA RITAR POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
CONTINUING OPERATIONS
Net revenue	$89,910,434	$70,904,378	$31,547,686	$33,123,343
Cost of sales	74,484,047	57,295,863	26,383,879	26,871,015
Gross profit	15,426,387	13,608,515	5,163,807	6,252,328

Operating expenses:
Salaries	1,759,840	1,209,472	623,267	356,138
Sales commission	1,259,840	1,137,101	468,006	210,519
Shipping and handling cost	1,056,488	773,936	380,648	266,459
Other selling and administrative expenses	3,240,680	2,817,086	1,066,781	1,153,048
	7,316,848	5,937,595	2,538,702	1,986,164

Operating profit	8,109,539	7,670,920	2,625,105	4,266,164

Other income and (expenses):
Interest income	85,110	71,268	22,295	5,419
Other income	15,969	34,374	9,567	31,097
Interest expense	(442,354)	(500,512)	(155,780)	(187,018)
Foreign currency exchange loss	(565,985)	(16,677)	(323,965)	(21,766)
Other expenses	(3,507)	(7,200)	(456)	(5,536)

Other expenses, net	(910,767)	(418,747)	(448,339)	(177,804)

Income from continuing operations before income taxes	7,198,772	7,252,173	2,176,766	4,088,360

Income taxes	(1,648,285)	(1,315,258)	(487,377)	(786,779)

Income from continuing operations	5,550,487	5,936,915	1,689,389	3,301,581

DISCONTINUED OPERATIONS (Note 30)
Loss from discontinued operations, net of taxes	-	(354,642)	-	(40,218)
Net income	5,550,487	5,582,273	1,689,389	3,261,363
Add: Loss from discontinued operations attributable to noncontrolling interest	-	17,731	-	2,009

Net income attributable to China Ritar shareholders	5,550,487	5,600,004	1,689,389	3,263,372

Other comprehensive income attributable to noncontrolling interest	-	11	-	8
Foreign currency translation adjustment	1,031,269	141,239	738,630	23,301
Comprehensive income attributable to China Ritar shareholders	6,581,756	5,741,254	2,428,019	3,286,681
Comprehensive loss (income) attributable to non-controlling interest	-	(17,742)	-	(2,020)

Comprehensive income	6,581,756	5,723,512	2,428,019	3,284,661

Earnings per share attributable to China Ritar stockholders:

Basic:
- Income from continuing operations	0.25	0.31	0.08	0.17
- Income (loss) from discontinued operations	-	(0.02)	-	-
- Net income	0.25	0.29	0.08	0.17

Diluted
-Income from continuing operations	0.25	0.30	0.08	0.17
-Income (loss) from discontinued operations	-	(0.01)	-	-
- Net income	0.25	0.29	0.08	0.17

Weighted average number of shares outstanding:
- Basic	21,811,357	19,169,619	21,858,925	19,237,745
- Diluted	21,811,357	19,588,589	21,858,925	19,378,936

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Common stock		Additional		Accumulated other
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Total Equity
Balances at December 31, 2009	21,450,238	$21,450	$31,461,723	$20,745,985	$3,196,022	$55,425,180

Cashless exercise of warrants	315,230	316	(316)	-	-	-

Exercise of warrants	93,457	93	259,717	-	-	259,810

Net income for the period	-	-	-	5,550,487	-	5,550,487

Foreign currency translation difference	-	-	-	-	1,031,269	1,031,269

Balance at September 30, 2010 (Unaudited)	21,858,925	$21,859	$31,721,124	$26,296,472	$4,227,291	$62,266,746

See accompanying notes to these condensed consolidated financial statements.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows from Continuing Operating Activities:
Net income	$5,550,487	$5,582,273
Loss from discontinued operations, net of taxes	-	354,642
Income from continuing operations	5,550,487	5,936,915
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax assets	(4,464)	-
Depreciation of property, plant and equipment	1,201,416	867,690
Amortization of intangible assets and land use right	10,006	9,968
Loss (gain) on disposal of property, plant and equipment	673	(365)
Loss (gain) on derivative instruments	21,141	(213,947)
Changes in operating working capital items:
Accounts receivable	(8,438,937)	(8,508,479)
Inventory	(6,302,633)	(1,625,320)
Advance to suppliers	260,572	(1,603,712)
Notes receivable	(40,739)	(14,635)
Other current assets	346,555	1,938
Loan advance to a landlord	(881,419)	-
Accounts payable	1,546,482	4,625,462
Income and other taxes payable	3,118,896	1,205,703
Accrued salaries	58,265	(182,316)
Bills payable	(2,894,192)	865,232
Other current liabilities	(1,198,630)	(919,012)
Net cash (used in) provided by operating activities	(7,646,521)	445,122

Cash Flows from Continuing Investing Activities:
Repayment from (advance to) a former subsidiary – Shanghai Ritar (see Note 14)	805,966	(1,201,767)
Purchase of property, plant and equipment	(1,682,472)	(1,380,311)
Sales proceeds of disposal of property, plant and equipment	11,899	4,390
Payments for deposits for purchase of property, plant and equipment	(1,210,056)	-
Net cash used in investing activities	(2,074,663)	(2,577,688)

Cash Flows from Continuing Financing Activities:
Proceeds from stock issued for warrants exercised	259,810	116,910
Proceeds from bank borrowings	7,165,648	9,091,188
Repayment of bank borrowings	(8,336,408)	(6,402,592)
Restricted cash	621,753	841,507
Net cash (used in) provided by financing activities	(289,197)	3,647,013

Cash Flows from Discontinued Operations Activities:
Net cash used in discontinued operating activities	-	(1,238,820)
Net cash provided by discontinued investing activities	-	1,187,633
Net cash provided by discontinued financing activities	-	-
Effect of exchange rate changes on cash	-	590
Change in cash from discontinued operations	-	50,597
Net cash used in discontinued operations	-	-

Effect of exchange rate changes	230,950	24,645

Net (decrease) increase in cash and cash equivalents	(9,779,431)	1,539,092
Cash and cash equivalents, beginning of period	20,459,361	7,541,697
Cash and cash equivalents, end of period	$10,679,930	$9,080,789

Supplemental disclosure of cash flow information
Cash paid for interest	$442,354	$500,512
Cash paid for income taxes	$361,283	$735,365

Non-cash investing and financing activities
Issuance of common stock for cashless exercise of warrants	$316	$90

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

We were originally organized under the laws of the State of Utah on May 21, 1985 under the name Concept Capital Corporation. On July 7, 2006, in order to change the domicile of Concept Capital Corporation from Utah to Nevada, Concept Capital Corporation merged with and into Concept Ventures Corporation, a Nevada corporation. From our inception in 1985 until February 16, 2007 when we completed a reverse acquisition transaction with Ritar International Group Limited (“Ritar BVI”) , a BVI company, whose subsidiary companies originally commenced business in May 2002, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

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

The Company’s common stock is quoted on the NASDAQ Global Market under the symbol “ CRTP” .

Details of the subsidiaries of the Company are as follows:

Effective ownership,
Subsidiaries’ names	Place of incorporation	September 30, 2010	December 31, 2009	Principal activities

Ritar International Group Limited (“Ritar BVI”)	British Virgin Islands	100%	100%	Intermediate holding company

Shenzhen Ritar Power Co., Ltd. (“Shenzhen Ritar”)	People’s Republic of China (“PRC”)	100% (through Ritar BVI)	100% (through Ritar BVI)
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

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summaries of Significant Accounting Policies

Basis of Presentation and Consolidation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. (a) The condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

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

Revenue recognition
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

	September 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7011	US$1=RMB6.8282
	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7622	US$1=RMB 6.8310
	Nine months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8072	US$1=RMB6.8330

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

  CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summaries of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s condensed consolidated financial statements.

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

In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”.  The amendments in this ASU are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amended Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of end of a reporting period are effective for interim and annual reporting periods ending or after December 15, 2010. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurements And Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments	$—	$22,161	$—	$22,161
Total	$—	$22,161	$—	$22,161

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

The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income from continuing operations attributable to China Ritar stockholders	5,550,487	5,936,915	1,689,389	3,301,581

Net loss from discontinued operations attributable to China Ritar stockholders	-	(336,911)	-	(38,209)

Net income	5,550,487	5,600,004	1,689,389	3,263,372

Weighted average shares outstanding-basic	21,811,357	19,169,619	21,858,925	19,237,745
Add: Effect of dilutive warrants	-	418,970	-	141,191
Weighted average shares outstanding-diluted	21,811,357	19,588,589	21,858,925	19,378,936

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Cash and Cash Equivalents

 Cash and cash equivalents are summarized as follows:

	September 30	December 31
	2010	2009
	(Unaudited)

Cash at banks	$10,621,419	$20,422,998
Cash on hand	58,511	36,363
Total	$10,679,930	$20,459,361

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents. As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were placed with major banks located in the PRC, which management believes are of high credit quality.

6.	Restricted Cash

Restricted cash consists of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
Bank deposit held as collateral for:
- Bills payable (Note 17)	$5,291,431	$5,724,907
- Bank guarantee for tender purposes	89,538	175,742
Total	$5,380,969	$5,900,649

At September 30, 2010 and December 31, 2009, restricted cash of $5,291,431 and $5,724,907, respectively represented the bank deposits pledged for banking facilities. Generally, the deposits will be released when the relevant bills payable are repaid upon maturity.

At September 30, 2010 and December 31, 2009, bank deposits of $89,538 and $175,742, respectively were held as collateral for bank guarantees against the Company’s tenders for the supply of lead-acid batteries to China Mobile Limited, an unrelated customer.

7.	Accounts Receivable, net

	September 30	December 31
	2010	2009
	(Unaudited)

Trade accounts receivable	$35,102,527	$26,036,146
Less: allowances for doubtful accounts	(1,136,475)	(1,115,321)
Net	$33,966,052	$24,920,825

Concentrations in accounts receivable - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. At September 30, 2010, two customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $4,017,509 representing 12% of total accounts receivable in aggregate.  At December 31, 2009, two customers on an individual basis accounted for more than 5% but less than 10% of the Company’s accounts receivable, with total amounts of $2,799,836 representing 11% of total accounts receivable in aggregate.

CHINA RITAR POWER CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventory

Inventory by major categories are summarized as follows:
	September 30	December 31
	2010	2009
	(Unaudited)
Raw materials	$4,113,626	$2,846,892
Work in progress	21,085,886	13,919,696
Finished goods	1,056,695	2,717,636
Total	$26,256,207	$19,484,224

9.	Other Current Assets

Other current assets consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
Notes receivable	$161,764	$118,140
Advance to staff and deposit, net of allowances of $99,560 and $97,707	606,706	647,351
Refundable deposits, net of allowance of $nil	742,729	732,257
Value added tax recoverable	2,593,318	2,417,857
Total	$4,104,517	$3,915,605

Refundable deposits were placed with a supplier in relation to a product upgrade project.

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following:
	September 30	December 31
	2010	2009
	(Unaudited)
At cost:
Building	$8,654,518	$8,456,956
Leasehold improvement	397,732	390,329
Plant and machinery	10,546,596	8,830,851
Furniture, fixtures and equipment	585,331	517,532
Motor vehicles	1,123,684	1,034,070
Total	21,307,861	19,229,738
Less: accumulated depreciation and amortization	(4,232,135)	(2,981,187)
Net book value	$17,075,726	$16,248,551

As of September 30, 2010 and December 31, 2009, certain property, plant and machinery with an aggregate net book value of $8,908,938 and $8,933,605, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 19 and 20.

During the nine months ended September 30, 2010, depreciation expenses amounted to $1,201,416, among which $948,070, $115,362 and $137,984 were recorded as cost of sales, selling expense and administrative expense respectively.

During the nine months ended September 30, 2009, depreciation expenses amounted to $867,690, among which $649,158, $118,897 and $99,635  were recorded as cost of sales, selling expense and administrative expense of continuing operations, and $142,841 was included in discontinued operations, respectively.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Intangible Assets

Intangible assets consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
At cost:
Computer software	$28,416	$27,887
Less: Accumulated amortization	(22,425)	(18,480)
Net book value	$5,991	$9,407

During the nine months ended September 30, 2010 and 2009, amortization expenses amounted to $3,538 and $3,525, respectively which were included in administrative expenses.

12.	Land Use Right

	September 30	December 31
	2010	2009
	(Unaudited)

Right to use land	$492,754	$483,582
Accumulated amortization	(22,178)	(15,317)
	$470,576	$468,265

Land use right represented the cost incurred by the Company’s subsidiary, Hengyang Ritar, to obtain the right from the relevant PRC land authority to use the lands where its production facilities and warehouses of the subsidiaries are situated for a period of 50 years.

As of September 30, 2010 and December 31, 2009, all of land use right with the net book value of $470,576 and $468,265, respectively, were pledged as securities against the bank loan facilities, as described in more details in Notes 19 and 20.

During the nine months ended September 30, 2010, amortization expense amounted to $6,468, which was included in administrative expense. During the nine months ended September 30, 2009, amortization expense amounted to $6,443, which was included in administrative expense.

The estimated amortization expense for land use right for each of the next five years is approximately $9,855.

13.	Rental Prepayment and Deposits

	September 30	December 31
	2010	2009
	(Unaudited)

Prepaid rental (Note)	$895,375	$-
Rental deposits	85,923	82,439
	$981,298	$82,439

Note: The amount is advanced to an unrelated third party who is constructing a new production facility. This facility is expected to be completed in March 2011. The Company has contracted to rent this facility and to offset future rental against the loan advanced to the landlord.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Related Party Transactions

Guarantees provided by related parties

Certain of the Company’s short-term and long-term loans (see Notes 19 and 20) and bills payable (see Note 17) are secured by personal guarantees provided by Mr. Jiada Hu (CEO and principal stockholder of the Company) and Ms. Hengying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu).

Sale of Shanghai Ritar

On October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Hengying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company) to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB 2,850,000 (or $417,216), which was fully settled on April 21, 2010.

Receivables from a former subsidiary

Receivables from a former subsidiary as of September 30, 2010 represented the amount due from Shanghai Ritar, the former 95% subsidiary sold by the Company in October 2009, further details of which are set out in Note 30.

The following table sets out the roll-forward of the amount due from Shanghai Ritar:

Amount due from Shanghai Ritar at January 1, 2010	$3,925,348
Repayment from Shanghai Ritar	(804,110)
Effect of exchange rate changes	59,835
Amount due from Shanghai Ritar, at September 30, 2010	$3,181,073

The amount due from Shanghai Ritar is non-interest bearing without a fixed repayment term and is secured by the personal guarantee of Mr. Jiada Hu (CEO and principal stockholder of the Company) as well as Shanghai Ritar’s plant and machinery, trade and other receivables and inventories.

15.	Income and Other Taxes Payables

Income and other taxes payables consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
Income tax payable	$5,137,281	$3,927,626
Individual income withholding tax payable	35,580	13,131
Value added tax payable	1,939,321	46,178
Land use tax payable	118,652	-
Total	$7,230,834	$3,986,935

16.	Other Current Liabilities

Other current liabilities consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
Other payable and accrued expenses	$549,156	$909,176
Advance from customers	1,200,305	1,891,703
Total	$1,749,461	$2,800,879

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Bills Payable and Credit Facilities

In the normal course of business, the Company is requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of bills that is guaranteed by a bank acceptable to the supplier.  The bills are interest-free with maturity dates of three months to one year from date of issuance. In order to provide such guarantees for the bills, Shenzhen Ritar and Hengyang Ritar have obtained relevant credit facilities from Shenzhen Development Bank, China Merchants Bank, DBS bank and Bank of China (the “Banks”).  Pursuant to the Banks’ facilities letters and loan agreements, as of September 30, 2010, the Company had available facilities for such bank acceptances up to approximately $29,099,700 of which $15,420,767 was utilized as of September 30, 2010.

18.	Derivative Instruments

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB. The total outstanding foreign currency forward contracts amounted to $7,000,000 as of September 30, 2010. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial banks. The following table summarizes the Company’s fair value of outstanding derivatives:

	Condensed Consolidated	September 30	December 31
	Balance Sheet Presentation	2010	2009
		(Unaudited)
Derivatives not designated as hedging instruments

Fair value of foreign currency forward exchange contract	Current liabilities	$22,161	$-

The impact on earnings from derivatives activity, including changes in the fair value of derivatives is as follows for the nine months ended September 30, 2010:

		Nine months ended September 30,		Three months ended September 30,
	Presentation of gain or loss	September 30	September 30	September 30	September 30
	recognized on derivatives	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Derivatives not designated as hedging instruments

Fair value of foreign currency forward exchange contract	Foreign currency exchange gain (loss) (Note 24)	$(21,141)	$(235,622)	$20,646	$-

At September 30, 2010 summary information about the forward contracts are as follows:

Forward Contracts
Notional Amount	$7 million
Rates	RMB 6.7276 to 6.7883
Effective date	March 26, 2010 to May 26, 2010
Maturity Dates	October 29, 2010 to May 31, 2011
Fair Value	$22,161

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Short-Term Loans

Short-term loans consist of the following:

Bank	Loan period	Interest rate	Securities	September 30 2010	December 31 2009
				(Unaudited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	-	348,554
DBS Bank	2010-6-21 to 2010-10-7	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	16,826	-
DBS Bank	2010-7-16 to 2010-11-5	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	608,855	-
DBS Bank	2010-7-20 to 2010-11-5	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	122,368	-
DBS Bank	2010-8-26 to 2010-12-15	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	87,747	-
DBS Bank	2010-8-26 to 2010-12-16	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	282,043	-
DBS Bank	2010-8-31 to 2010-12-16	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	208,921	-
				$1,326,760	$1,464,515

20.	Long-Term Loans

Long-term loans consist of the following:
	September 30	December 31
	2010	2009
	(Unaudited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company as disclosed in Note 10 and Note 12, respectively.	$2,984,584	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to 2011-06-12, secured by machinery and equipment of Hengyang Ritar as disclosed in Note 10 and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	295,422	562,373
Total loans	3,280,006	4,223,661
Less: Current maturities	1,290,283	1,342,473
Long-term loans, less current maturities	$1,989,723	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the period ending September 30 or December 31,
2010	$-	$1,342,473
2011	1,290,283	1,172,588
2012	994,862	976,343
2013	994,861	732,257
Total	$3,280,006	$4,223,661

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Income Taxes

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment.  Accordingly, Shenzhen Ritar was subject to an EIT rate of 22% and 20% for the period ended September 30, 2010 and for the year ended December 31, 2009, respectively, under the New EIT Law.

Hengyang Ritar is subject to PRC EIT at 25% for the period ended September 30, 2010 and for the year ended December 31, 2009.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempted from the withholding tax. In addition, as the PRC subsidiaries in the PRC will not be distributing its earnings for the year ended December 31, 2009 and year ending December 31, 2010 to the Company, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2010. Total undistributed earnings of these PRC subsidiaries at September 30, 2010 was $32,824,503.

No provision for other overseas taxes is made as neither Ritar BVI has any taxable income in the U.S. or British Virgin Islands.

The provision for income taxes consists of the following:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax
- PRC	$1,652,749	$1,315,258	$496,316	$786,779
- Deferred tax provision	(4,464)	-	(8,939)	-
Total	$1,648,285	$1,315,258	$487,377	$786,779

Significant components of deferred income tax assets are as follows:

	September 30	December 31
	2010	2009
	(Unaudited)
Deferred income tax assets – non-current:
Depreciation	$121,781	$115,064
Less: Valuation allowance	-	-
	$121,781	$115,064

A reconciliation of the provision for income taxes to the Company’s effective income tax rate is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-tax income from continuing operations	$7,198,772	$7,252,172	$2,176,766	$4,088,360

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax expense computed at U.S. federal corporate income tax rate	2,519,570	2,538,260	761,868	1,430,926
Reconciling items:
Impact of tax holiday of Shenzhen Ritar	(206,625)	(337,842)	(58,149)	(242,928)
Rate differential for PRC earnings	(719,025)	(726,726)	(217,857)	(410,345)
Other	54,365	(158,434)	1,515	9,126
Income taxes	$1,648,285	1,315,258	$487,377	$786,779

The effect of the tax holiday of Shenzhen Ritar amounted to $206,625 for the nine months ended September 30, 2010, equivalent to earnings per share (basic and diluted) of $0.010.

The effect of the tax holiday of Shenzhen Ritar amounted to $337,842 for the nine months ended September 30, 2009, equivalent to earnings per share (basic and diluted) of $0.018 and $0.017, respectively.

As of September 30, 2010 and December 31, 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine month periods ended September 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of September 30, 2010 and December 31, 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	Common Stock and Warrant Transactions

Common stock

In January and February 2010, the Company issued 408,687 shares of common stock for the cashless exercise of 710,903 warrants and 93,457 warrant shares exercised at $2.78 per share for cash.

Common Stock Purchase Warrants

A summary of the warrants activity as of September 30, 2010, and changes during the nine-month period then ended is presented below:

Warrant	Number of underlying shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,009,340	$2.78	0.17	$2,038,867
Granted	-
Exercised	(804,360)	$2.78
Expired	(204,980)	$2.78

Outstanding at September 30, 2010	-

Exercisable at September 30, 2010	-

23.	Other income

Other income consists of the following:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gain on disposal of property, plant and equipment	$(673)	$365	$-	$-
Reimbursement/overpayment from customers	16,642	32,564	9,567	31,097
Others	-	1,445	-	-
Total	$15,969	$34,374	$9,567	$31,097

CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.	Foreign Currency Exchange (Loss) Gain

Foreign currency transaction (loss) gain comprises of two components – (i) FASB ASC 830 translation gains or losses of the accounts receivable in foreign currency and (ii) the unrealized loss of the derivative instruments as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Foreign currency reinstatement / realization gain / (loss)	$(544,844)	$218,945	$(344,611)	$(21,766)
Derivative unrealized gain (Note 18)	(21,141)	(235,622)	20,646	-
Total	$(565,985)	$(16,677)	$(323,965)	$(21,766)

25.	Commitments and Contingencies

Operating Leases Commitments
In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide f or regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. The Company was obligated under operating leases requiring minimum rentals as of September 30, 2010 as follows:

(Unaudited)
Payable within:
-Remainder of 2010	$140,124
-2011	535,052
-2012	119,768
Total minimum lease payments	$794,944

During the nine months ended September 30, 2010, rent expenses amounted to $554,886, among which $323,200, $120,889 and $110,797 were recorded as cost of sales, administrative expense and selling expense, respectively.

During the nine months ended September 30, 2009, rent expenses from continuing operations amounted to $556,261, among which $403,289, $128,951 and $24,021 were recorded as cost of sales, administrative expense and selling expense, respectively. Rent expenses from discontinued operations amounted to $105,769 were recorded as cost of sales.

Capital Commitments
As of September 30, 2010, the Company had a total capital commitment of $1,879,878 for the acquisitions of property, plant and equipment, which was not provided for in the financial statements and is expected to be disbursed by the next fiscal year.

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

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a rate of 8% of the average monthly salary, was $283,201 and $208,063 for the nine months ended September 30, 2010 and 2009 respectively.

27.	Risk of Concentrations

The Company has no significant concentrations risk with respect to sales, as there was no single customer accounting for 10% or more of the Company’s gross sales for the nine months ended September 30, 2010 and 2009.

The Company has the following concentrations of business with suppliers constituting more than 10% of the Company’s purchasing volume:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplier A	31%	28%	32%	38%
Supplier B	18%	16%	22%	20%
Supplier C	7%	11%	11%	13%

28.	Segment Information

The Company has only one business segment, which is manufacturing and trading of rechargeable batteries for use in light electric vehicles or LEV and UPS segments.

The Company's sales by geographic destination are analyzed as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC	$27,130,615	$22,454,896	$9,967,734	$13,538,226
Outside PRC:
- Hong Kong	4,323,002	1,335,523	1,564,845	814,660
- Germany	4,485,121	3,479,573	1,752,275	1,478,024
- America	13,252,799	8,745,933	5,706,183	3,200,803
- India	2,535,707	4,219,728	865,905	1,188,761
- Italy	3,763,406	2,353,286	1,385,207	990,230
- Australia	4,432,160	3,161,240	1,385,564	1,515,456
- Brazil	2,408,695	2,856,317	1,063,744	1,257,920
- other countries, less than 5% of total sales individually	27,578,929	22,297,882	7,856,229	9,139,263
	62,779,819	48,449,482	21,579,952	19,585,117

Total net sales	$89,910,434	$70,904,378	$31,547,686	$33,123,343

 CHINA RITAR POWER CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

29.	Distribution of Income

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until such reserve reached 50% of registered capital of the Company’s PRC subsidiaries. The statutory surplus reserve is non-distributable.

The accumulated balance of the statutory surplus reserve maintained by the PRC subsidiaries as of September 30, 2010 was $3,647,167.

30.	Discontinued Operations

On October 15, 2009, Shenzhen Ritar entered into an agreement with a family member of Ms. Hengying Peng (director of certain subsidiaries of the Company and the spouse of Mr. Jiada Hu, CEO and principal stockholder of the Company) to sell 95%, representing all of Shenzhen Ritar’s ownership interest in Shanghai Ritar, for RMB 2,850,000 (or $417,216), payable in cash within 6 months from the date of the agreement.

In 2009, the Company initiated the liquidation of Huizhou Ritar, which had never commenced any substantive operations.

As a result, Shanghai Ritar and Huizhou Ritar have been reported as discontinued operations and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

The following results of operations of Shanghai Ritar and Huizhou Ritar are presented as loss from discontinued operations in the consolidated statements of income:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$-	$1,865,842	$-	$786,211
Cost of sales	-	1,737,346	-	684,350

Gross profit	-	128,496	-	101,861
Operating expenses:
Salaries	-	191,560	-	55,460
Other selling, general and administrative expenses	-	292,994	-	86,220
	-	484,554	-	141,680

Operating loss	-	(356,058)	-	(39,819)

Other income (expenses), net	-	1,416	-	(399)

Loss before income taxes	-	(354,642)	-	(40,218)

Income taxes	-	-	-	-

Net loss	-	(354,642)	-	(40,218)
Loss attributable to noncontrolling interest	-	17,731	-	2,009

Net loss attributable to China Ritar stockholders	$-	$(336,911)	$-	$38,209

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

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010:

Revenues: Our revenues were $31.55 million for the third quarter of 2010, a decrease of 4.76 % from the same quarter of 2009.

Gross Margin: Gross margin was 16.37% for the third quarter of 2010, as compared to 18.88% for the same period in 2009.

Operating Profit: Operating profit was $2.63 million for the third quarter of 2010, a decrease of 38.47% from $4.27 million of the same period last year.

Net Income: Net income was $1.69 million for the third quarter of 2010, a decrease of 48.2% from $3.26 million of the same period in 2009.

Fully diluted earnings per share was $0.08 for the third quarter of 2010, a decrease of 52.94% from the same period in 2009.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Between fiscal years 2008 and 2009, we were able to maintain gross margins between approximately 19% and 21%. Gross margins in such years for domestic and international sales were approximately 18% and 22%, respectively.  Changes in our gross margins are primarily driven by changes in cost of goods sold as a percentage of revenues due to changes in raw materials cost per unit product and direct labor used per unit product.

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

Operating Expenses

Our operating expenses consist of salaries, sales commission, shipping and handling cost and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as we incur increased costs related to being a public company.

Provision for Income Taxes

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for the third quarter of 2010.

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

We use the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	As a Percentage of Revenues	Amount	As a Percentages of Revenues
Net revenue	$31,547,686	100%	$33,123,343	100%
Cost of sales	26,383,879	83.6%	26,871,015	81.1%
Gross profit	5,163,807	16.4%	6,252,328	18.9%

Operating expenses:
Salaries	623,267	1.98%	356,138	1.1%
Sales commission	468,006	1.48%	210,519	0.64%
Shipping and handling cost	380,648	1.21%	266,459	0.8%
Other selling and administrative expenses	1,066,781	3.38%	1,153,048	3.5%
Total operating expenses	2,538,702	8.0%	1,986,164	6.0%

Operating profit	2,625,105	8.3%	4,266,164	12.9%

Other income and (expenses):
Interest income	22,295	0.07%	5,419	0.02%
Other income	9,567	0.03%	31,097	0.09%
Interest expenses	(155,780)	0.49%	(187,018)	0.56%
Foreign currency exchange loss	(323,965)	1.03%	(21,766)	0.07%
Other expenses	(456)	0.001%	(5,536)	0.02%

Other expenses, net	(448,339)	1.42%	(177,804)	0.5%

Income from continuing operations before income taxes	2,176,766	6.9%	4,088,360	12.3%

Income taxes	(487,377)	1.54%	(786,779)	2.4%

Income from continuing operations	1,689,389	5.4%	3,301,581	10.0%

Loss from discontinued operation, net of taxes	-	0%	(40,218)	0.1%

Net income	1,689,389	5.4%	3,261,363	9.8%
Loss from discontinued operations attributable to noncontrolling interest	-	0%	2,009	0%

Net income attributable to China Ritar shareholders	1,689,389	5.4%	3,263,372	9.9%

Other comprehensive income attributable to noncontrolling interest	-	0%	8	0.00002%
Foreign currency translation adjustment	738,630	2.3%	23,301	0.07%
Comprehensive income attributable to China Ritar shareholders	2,428,019	7.7%	3,286,681	9.9%
Comprehensive loss (income) attributable to non-controlling interest	-	0%	(2,020)	0.006%
Comprehensive income	$2,428,019	7.7%	$3,284,661	9.9%

Revenues.   Revenues decreased approximately $1.6 million, or 4.76% to approximately $31.55 million for the three months ended September 30, 2010 from approximately $33.12 million for the same period in 2009. Several large customers requested delivery of goods after the National holiday in October 2010. Accordingly sales to these customers decreased during the quarter ended September 30, 2010.

Cost of Sales.   Our cost of sales decreased approximately $0.49 million, or 1.81%, to approximately $26.38 million for the three months ended September 30, 2010, from approximately $26.87 million for the same period in 2009. This decrease was due to the decrease of our sales volume.  As a percentage of revenues, the cost of sales increased to 83.63% during the three months ended September 30, 2010 from 81.12% for the same period of 2009.

Gross Profit.   Our gross profit decreased approximately $1.09 million, or 17.41% to approximately $5.16 million for the three months ended September 30, 2010 from approximately $6.25 million for the same period in 2009. This decrease was due to the decrease in our sales volume. Gross profit as a percentage of revenues was 16.37% for the three months ended September 30, 2010, a decrease of 2.51% from 18.88% for the same period of 2009.  Such decrease was mainly due to the increase in the price of main raw materials, and the increase of unit manufacturing cost as a result of the relatively low capacity utilization of our new factory in Hengyang.

Salaries.   Salaries increased approximately $0.27 million, or 75% to approximately $0.62 million for the three months ended September 30, 2010 from $0.36 million for the same period in 2009. As a percentage of revenues, salaries increased to 1.98% for the three months ended September 30, 2010 from 1.08% for the same period of 2009 .The increase was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory. We also increased salaries and fringe benefits of our staff so that we could motivate the core team to contribute more to our company.

Sales Commission. Sales commission increased $0.26 million, or 122.31% to $0.47 million for the three months ended September 30, 2010 from $0.21 million for the same period of 2009. As a percentage of revenues, sales commission increased to 1.48% for the three months ended September 30, 2010 from 0.64% for the same period of 2009. The increase was mainly because lesser sales were made to large customers during this quarter.  Generally we paid a comparatively low commission rate to our sales agents for large clients.

Shipping and Handling Cost.  Shipping and handling cost increased $0.11 million, or 42.85% to $0.38 million for the three months ended September 30, 2010 from $0.27 million for the same period of 2009. As a percentage of revenues, shipping and handling cost increased to 1.21% for the three months ended September 30, 2010 from 0.8% for the same period of 2009. Such increase was mainly attributable to the rising shipping costs due to inflation.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses have decreased by $0.09 million, or 7.48% to $1.07 million for the three months ended September 30, 2010 from $1.15 million for the same period of 2009. The decrease was mainly attributable to our  efforts to control expenses. As a percentage of revenues, other selling, general and administrative expenses decreased to 3.38% for the three months ended September 30, 2010 from 3.48% for the same period of 2009.

Income From Continuing Operations Before Income Taxes.   Income before income taxes decreased $1.91 million or 46.8% to $2.18 million for the three months ended September 30, 2010 from $4.09 million for the same period of 2009. Income before income taxes as a percentage of revenues decreased to 6.9% for the three months ended September 30, 2010 from 12.34% for the same period of 2009. Such decrease was mainly attributable to the decreased gross margin and increased operating expenses as discussed above.

Income Taxes.   Income taxes decreased $0.3 million to $0.49 million for the three months ended September 30, 2010 from $0.79 million for the same period of 2009. We paid less tax in the third quarter of 2010 mostly because of the decreased income before income taxes during this period compared to the same period of 2009.

Net Income.   Net income decreased $1.57 million, or 48.2% to $1.69 million for the three months ended September 30, 2010 from $3.26 million for the same period of 2009. Net income as a percentage of revenues decreased to 5.36% for the three months ended September 30, 2010 from 9.85% for the same period of 2009. The decrease was mainly attributable to the decreased gross profit and increased operating expenses as discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	As a Percentage of revenues	Amount	As a Percentage of revenues
Net revenue	$89,910,434	100%	$70,904,378	100%
Cost of sales	74,484,047	82.8%	57,295,863	80.8%
Gross profit	15,426,387	17.2%	13,608,515	19.2%

Operating expenses:
Salaries	1,759,840	2.0%	1,209,472	1.7%
Sales commission	1,259,840	1.4%	1,137,101	1.6%
Shipping and handling cost	1,056,488	1.2%	773,936	1.1%
Other selling and administrative expenses	3,240,680	3.6%	2,817,086	4.0%
Total operating expenses	7,316,848	8.1%	5,937,595	8.4%

Operating profit	8,109,539	9.0%	7,670,920	10.8%

Other income and (expenses):
Interest income	85,110	0.09%	71,268	0.1%
Other income	15,969	0.02%	34,374	0.05%
Interest expenses	(442,354)	0.49%	(500,512)	0.7%
Foreign currency exchange loss	(565,985)	0.63%	(16,677)	0.02%
Other expenses	(3,507)	0.004%	(7,200)	0.01%

Other expenses, net	(910,767)	1.0%	(418,747)	0.6%

Income from continuing operations before income taxes	7,198,772	8.0%	7,252,173	10.2%

Income taxes	(1,648,285)	1.8%	(1,315,258)	1.9%

Income from continuing operations	5,550,487	6.2%	5,936,915	8.4%

Loss from discontinued operation, net of taxes	-		(354,642)	0.5%

Net income	5,550,487	6.2%	5,582,273	7.9%
Loss from discontinued operations attributable to noncontrolling interest	-		17,731	0.03%

Net income attributable to China Ritar shareholders	5,550,487	6.2%	5,600,004	7.9%

Other comprehensive income attributable to noncontrolling interest	-		11	0.00002%
Foreign currency translation adjustment	1,031,269	1.15%	141,239	0.2%
Comprehensive income attributable to China Ritar shareholders	6,581,756	7.3%	5,741,254	8.1%
Comprehensive loss (income) attributable to non-controlling interest	-		(17,742)	0.03%
Comprehensive income	$6,581,756	7.3%	$5,723,512	8.1%

Revenues.   Revenues increased $19.01 million, or 26.81% to $89.91 million for the nine months ended September 30, 2010 from $70.90 million for the same period in 2009. This increase was due to the increase of our sales volume and the increase of our average selling price which was caused by the increase in the prices of main raw materials, as a result of the global economic recovery in 2010.

Cost of Sales.   Our cost of sales increased $17.19 million or 30% to $74.48 million for the nine months ended September 30, 2010 from $57.30 million for the same period in 2009.  This increase was due to the increase of our sales volume and the increase in prices of main raw materials.  As a percentage of revenues, the cost of sales increased to 82.84% during the nine months ended September 30, 2010 from 80.81% for the same period of 2009.

Gross Profit.   Our gross profit increased $1.82 million, or 13.36% to $15.43 million for the nine months ended September 30, 2010 from $13.61 million for the same period in 2009. This increase was due to the increase in our sales volume.  Gross profit as a percentage of revenues was 17.16% for the nine months ended September 30, 2010, a decrease of 2.03% from 19.19% for the same period of 2009. Such decrease was mainly due to the increase in the price of main raw materials and the increase of unit manufacturing cost as a result of the relatively low capacity utilization of our new factory in Hengyang.

Salaries.   Salaries increased $0.55 million, or 45.5% to $1.76 million for the nine months ended September 30, 2010 from $1.21 million for the same period in 2009. As a percentage of revenues, salaries increased to 1.96% for the nine months ended September 30, 2010 from 1.71% for the same period of 2009.The increase of salaries was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory. We also increased salaries and fringe benefits of our staff so that we could motivate the core team to contribute more to our company.

Sales Commission. Sales commission increased $0.12 million, or 10.79% to $1.26 million for the nine months ended September 30, 2010 from $1.14 million for the same period of 2009. This dollar increase was mainly attributable to the increase in sales revenue. As a percentage of revenues, sales commission decreased to 1.4% for the nine months ended September 30, 2010 from 1.6% for the same period of 2009. The slight decrease was mainly because more sales were made to large customers during the nine months ended September 30, 2010.  Generally we paid a comparatively low commission rate to our sales agents for large clients.

Shipping and Handling Cost.   Shipping and handling cost increased $0.28 million, or 36.5%, to $1.06 million for the nine months ended September 30, 2010, from $0.77 million for the same period of 2009. This increase was due to the increase in our sales volume. As a percentage of revenues, shipping and handling cost increased to 1.18% for the nine months ended September 30, 2010 from 1.09% for the same period of 2009. Such increase was mainly attributable to the rising shipping costs due to inflation.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses increased $0.42 million, or 15.04% to $3.24 million for the nine months ended September 30, 2010 from $2.82 million for the same period of 2009. The dollar increase was mainly attributable to the increased number of employees as a result of a larger sales team and the expansion of our new factory. As a percentage of revenues, other selling, general and administrative expenses decreased to 3.6% for the nine months ended September 30, 2010 from 3.97% for the same period of 2009 as a result of economies of scale.

Income From Continuing Operations Before Income Taxes.  Income before income taxes decreased $0.05 million or 0.74% to $7.20 million for the nine months ended September 30, 2010 from $7.25 million for the same period of 2009. Such decrease was mainly attributable to increase in salaries. Income before income taxes as a percentage of revenues decreased to 8% for the nine months ended September 30, 2010 from 10.23% for the same period of 2009. Such decrease was mainly attributable to the decreased gross margin as discussed above.

Income Taxes.   Income taxes increased $0.33 million to $1.65 million for the nine months ended September 30, 2010 from $1.32 million for the same period of 2009.  We paid more taxes mostly because our income tax rate of Shenzhen Ritar increased to 22% since January 1, 2010 while during the same period of 2009 it was 20%.

Net Income.   Net income decreased $0.03 million, or 0.57% to $5.55 million for the nine months ended September 30, 2010 from $5.58 million for the same period of 2009. Net income as a percentage of revenues decreased to 6.17% for the nine months ended September 30, 2010 from 7.87% for the same period of 2009 attributable to the factors discussed above.

Liquidity and Capital Resources

General

As of September 30, 2010, we had cash and cash equivalents of $10,679,930. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Nine Months Ended September 30
	2010	2009

Net cash (used in)/provided by operating activities	$(7,646,521)	$445,122
Net cash used in investing activities	$(2,074,663)	$(2,577,688)
Net cash (used in)/provided by financing activities	$(289,197)	$3,647,013
Net cash (outflow)/inflow	$(9,779,431)	$1,539,092

Operating Activities

Net cash used in operating activities was $7.65 million for the nine months ended September 30, 2010 which was mainly attributable to (i) $5.55 million net income, (ii) net outflow of the increased accounts receivable of approximately $8.44 million arising from extended credit terms granted on large volume sales and (iii) net outflows from the increased inventory of approximately $6.3 million.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and land use right.

Net cash used in investing activities for the nine months ended September 30, 2010 was $2.89 million primarily a result of payments to acquire property, plant and the equipment in Hengyang Ritar.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $0.3 million which was mainly attributable to the proceeds from bank borrowings of approximately $7.2 million offset by the repayment of bank borrowings of approximately $8.3 million in the nine months ended September 30, 2010.

Loan Facilities

As of September 30, 2010, the amounts and maturity dates for our bank loans were as follows.

Short-term loans consist of the following:

Bank	Loan period	Interest rate	Securities	September 30 2010	December 31 2009
				(Unaudited)
DBS Bank	2009-10-22 to 2010-2-8	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	$-	$864,064
DBS Bank	2009-11-12 to 2010-3-3	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	-	251,897
DBS Bank	2009-12-31 to 2010-4-21	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	-	348,554
DBS Bank	2010-6-21 to 2010-10-7	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	16,826	-
DBS Bank	2010-7-16 to 2010-11-5	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	608,855	-
DBS Bank	2010-7-20 to 2010-11-5	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	122,368	-
DBS Bank	2010-8-26 to 2010-12-15	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	87,747	-
DBS Bank	2010-8-26 to 2010-12-16	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	282,043	-
DBS Bank	2010-8-31 to 2010-12-16	6% p.a.	Property, plant and equipment, land use right and directors’ personal guarantees	208,921	-
				$1,326,760	$1,464,515

Long-term loans consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)
Loan from DBS Bank, bearing interest at 7.01% (2009: 6.91%) p.a., repayable by monthly installments from 2009-04-18 to 2013-09-18, secured by certain property, plant and equipment and land use right of the Company	$2,984,584	$3,661,288
Loan from DBS Bank, bearing interest at 5% p.a., repayable by monthly installments from 2009-07-12 to September 2011-06-12, secured by machinery and equipment of Hengyang Ritar and joint guarantees given by Shenzhen Ritar, China Ritar, Mr. Jiada Hu, Ms. Hengying Peng and Mr. Jianjun Zeng	295,422	562,373
Total loans	3,280,006	4,223,661
Less: Current maturities	1,290,283	1,342,473
Long-term loans, less current maturities	$1,989,723	$2,881,188

Future maturities of long-term loans are as follows:
Payable within the period ending September 30 or December 31,
2010	$-	$1,342,473
2011	1,290,283	1,172,588
2012	994,862	976,343
2013	994,861	732,257
Total	$3,280,006	$4,223,661

We believe that our currently available working capital and our credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and our company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2010:

Payments in thousands of U.S. dollars

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual loan obligations	$4,607	$2,617	$1,990	$-	$-
Operating lease obligations	795	545	250	-	-
Capital commitments	1,880	1,880	-	-	-
Purchase obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$7,282	$5,042	$2,240	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2010.

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

Valuation of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Derivative instruments. We enter into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC subsidiary. The forward foreign currency contracts did not qualify for hedge accounting and were carried at fair value as assets or liabilities, with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in our consolidated statement of income and comprehensive income. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate the hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments	$—	$22,161	$—	$22,161
Total	$—	$22,161	$—	$22,161

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Critical Accounting Policies (Continued)

Revenue recognition. Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped. Products returns to the Company were insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

Research and development expenses. Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2010 and 2009, research and development costs expensed to operating expenses were approximately $231,346 and $155,612 respectively and $77,528 and $104,816 for the three months ended September 30, 2010 and 2009 respectively.

Post-retirement and post-employment benefits. Our subsidiaries contribute to a state pension scheme in respect of its PRC employees.  Other than the above, neither our company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Basic income/loss per common share. The computation of income/loss per share is based on the weighted average number of shares outstanding during the year presented in accordance with FASB ASC 260-10, “Earnings Per Share.”

The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income attributable to China Ritar stockholders	$5,550,487	$5,600,004

Weighted average shares outstanding-basic	21,811,357	19,169,619
Add: Effect of dilutive warrants	-	418,970

Weighted average shares outstanding-diluted	21,811,357	19,588,589

Use of estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on our condensed consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We expect that the adoption of the amendments in this update will not have any significant impact on our financial position and results of operations.

In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”.  The amendments in this ASU are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amended Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosure and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of end of a reporting period are effective for interim and annual reporting periods ending or after December 15, 2010. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jiada Hu, our Chief Executive Officer and Mr. Aijun Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Mr. Hu and Mr. Liu concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2010, we made no unregistered sales of our equity securities.

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

DATED: November 15, 2010

CHINA RITAR POWER CORP.

By:	/s/ Jiada Hu
Jiada Hu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aijun Liu
Aijun Liu
Chief Financial Officer
(Principal Financial Officer)